Form 10-Q
period 2011-09-30
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2011-11-10
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-169821

American Realty Capital Daily Net Asset Value Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-3441614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Ave., 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No The registrant’s registration statement on Form S-11, as amended ( SEC File No. 333-169821), was declared effective on August 15, 2011. This is the first report required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on October 31, 2011 was 20,000 shares.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and the period from September 10, 2010 (date of inception) to September 30, 2011 and 2010 (Unaudited)	4
Consolidated Statement of Stockholders’ Equity (Deficit) for the period from September 10, 2010 (date of inception) to September 30, 2011 (Unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and the period from September 10, 2010 (date of inception) to September 30, 2011 and 2010 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Reserved	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I - Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Prepaid expenses and other assets	$6	$—
Deferred offering costs	—	765
Total assets	$6	$765

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable and accrued expenses	$1,725	$567

Preferred stock, $0.01 par value, 50,000,000 and none authorized at September 30, 2011 and December 31, 2010, respectively, none issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 and 100,000 shares authorized, 29,000 and 20,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Additional paid-in capital	(1,646)	200
Accumulated deficit during the development phase	(73)	(2)
Total stockholders’ equity (deficit)	(1,719)	198
Total liabilities and stockholders’ equity (deficit)	$6	$765

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	For the Period from September 10, 2010 (date of inception) to September 30, 2010	For the Period from September 10, 2010 (date of inception) to September 30, 2011
Revenues	$—	$—	$—	$—
Expenses:
General and administrative	48	71	—	73
Total expenses	48	71	—	73
Net loss	$(48)	$(71)	$—	$(73)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except for share data)
(Unaudited)

				Accumulated
				Deficit
	Common stock		Additional	During the
	Number of Shares	Par Value	Paid-in Capital	Development Stage	Total
Balance, September 10, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	20,000	—	200	—	200
Net loss	—	—	—	(2)	(2)
Balance, December 31, 2010	20,000	—	200	(2)	198
Offering costs	—	—	(1,848)	—	(1,848)
Issuance of restricted stock	9,000	—	—	—	—
Amortization of restricted stock	—	—	2	—	2
Net loss	—	—	—	(71)	(71)
Balance, September 30, 2011	29,000	$—	$(1,646)	$(73)	$(1,719)

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30, 2011	For the Period from September 10, 2010 (date of inception) to September 30, 2010	For the Period from September 10, 2010 (date of inception) to September 30, 2011
Cash flows from operating activities:
Net loss	$(71)	$—	$(73)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of restricted shares	2	—	2
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(6)	—	(6)
Increase in accounts payable and accrued expenses	17	17	17
Net cash used in operating activities	(58)	—	(60)
Cash flows from financing activities:
Proceeds from affiliate	594	—	594
Payments of offering costs	(536)	(124)	(734)
Proceeds from issuance of common stock	—	200	200
Net cash provided by financing activities	58	76	60
Net change in cash	—	76	—
Cash, beginning of period	—	—	—
Cash, end of period	$—	$76	$—

 The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 — Organization and Proposed Business Operations

  American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on September 10, 2010, is a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On August 15, 2011, the Company commenced its initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”). The Company sold 20,000 shares of Common Stock to American Realty Capital Trust II Special Limited Partner, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on September 20, 2010, at $10.00 per share.

Until the later of the escrow agent’s release of investors’ funds to the Company upon the raising of the minimum offering amount or the acquisition of the first property, the per share purchase price for the retail shares in the IPO will be $9.00 (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the IPO after the escrow break will be $9.00.  Following the escrow break or the first acquisition, as applicable, the per share purchase price for each class of shares will vary daily. The per share purchase price in the IPO will be equal to the sum of the net asset value (the “NAV”) for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions. Throughout the IPO, the per share purchase price for shares purchased under the DRIP will be equal to NAV per institutional share for investors who have purchased institutional shares and $9.50 for investors who have invested in retail shares.

The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. American Realty Capital Advisors II, LLC (the “Advisor”), is the Company’s affiliated advisor. As of the date of these financial statements, the Company has neither purchased nor contracted to purchase any real estate investments.

Substantially all of the Company’s business will be conducted through American Realty Capital Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. The Company will be the sole general partner and holder of 99.01% of the units of the OP. Additionally, the Special Limited Partner expects to contribute $2,000 to the OP in exchange for 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has retained the Advisor to manage its affairs on a day-to-day basis.  The shares will be offered through the Company’s dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor. The Advisor and the Dealer Manager of the IPO will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2011 and the period from September 10, 2010 to September 30, 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 and for the period from September 10, 2010 to December 31, 2010, which are included in the Company’s Registration Statement.  There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2011 other than the updates described below.

Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the IPO, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations.  As of September 30, 2011, the Company had not reached such threshold, purchased any properties or earned any income.  Accordingly, earnings per share has not been computed as it is deemed not material.

 Deferred Offering Costs

The Company has incurred certain expenses in connection with registering to sell shares of its common stock as discussed in Note 1 — Organization and Proposed Business Operations.  These costs principally relate to professional fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. As of December 31, 2010, such costs totaled approximately $0.8 million and were included in deferred offering costs in the accompanying balance sheet.  On August 15, 2011, the day the Company commenced its IPO, deferred offering costs were reclassified to stockholders’ equity.

Organization, Offering, and Related Costs

  Organization, offering and related costs include all expenses incurred in connection with the Company’s IPO. Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company.  Such organization and offering costs included in stockholders’ equity at September 30, 2011 totaled approximately $1.8 million, and include all expenses incurred by the Company in connection with its IPO as of such date.  These costs will be charged to expense if the IPO is not completed.  These costs include, but are not limited to, (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 4 – Related Party Transactions and Arrangements).

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3 — Share Repurchase Program

In an effort to provide the Company’s stockholders with liquidity with respect to their investment in shares of the Company’s common stock, the Company has adopted a repurchase program whereby on a daily basis stockholders may request the repurchase of all or any portion, subject to certain limitations, of their shares beginning on the later of the acquisition of our first asset and the end of  the escrow period. The repurchase price per share will be equal to the Company’s NAV per share of the class of shares being repurchased on the date of repurchase. Repurchases will be limited to approximately 20% of the Company’s NAV per calendar year, administered as a limitation each calendar quarter of 5% of the Company’s NAV as of the last day of the previous calendar quarter.

While there is no minimum holding period, shares repurchased within four months of the date of purchase will be repurchased at the Company’s NAV per share of the class of shares being repurchased on the date of repurchase less a short-term trading fee equal to 2% of the aggregate NAV per share of the shares of common stock received.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Company’s board of directors has the discretion to suspend or modify repurchases or the share repurchase program if it determines that such action is in the Company’s and the Company’s remaining stockholders’ best interests, or is necessary or advisable to stockholders not presenting their shares for repurchase, or that such action is necessary to ensure the Company’s continued qualification as a REIT for federal income tax purposes.

Note 4 — Related Party Transactions and Arrangements

All of the Company’s outstanding common stock is held by the Special Limited Partner, an entity wholly owned by the Sponsor. The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company.  All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.  As of September 30, 2011 and December 31, 2010 the Company had payables to affiliated entities of approximately $0.6 million and $0.1 million, respectively.  The Company had accrued expenses and payables to the Advisor and the Dealer Manager of approximately $0.4 million and $30,000 as of September 30, 2011 and December 31, 2010, respectively, for services relating to the IPO and offering costs paid on behalf of the Company.  The Company is responsible for offering and other costs up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock.

Note 5 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company does not own any properties, has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 6 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 7 — Share-Based Compensation

Stock Option Plan

The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. The exercise price for all stock options granted under the Plan to independent directors will be fixed at $10.00 per share until the termination of the IPO, and thereafter the exercise price for stock options granted to the independent directors will be equal to the fair market value of a share on the last business day preceding the annual meeting of stockholders. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of September 30, 2011 and December 31, 2010, no stock options were issued under the Plan.

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of September 30, 2011, there were 9,000 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. The fair value of the shares will be expensed over the vesting period of five years. Compensation expense related to restricted stock was approximately $2,000 for the three and nine months ended September 30, 2011, respectively.

 Note 8 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the disclosures to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Daily Asset Value Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Daily Net Asset Value Trust, Inc., a Maryland corporation, and, as required by context, to American Realty Capital Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership and its subsidiaries. American Realty Capital Daily Net Asset Value Trust, Inc. is externally managed by American Realty Capital Advisors II, LLC (the “Advisor”), a Delaware limited liability company.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and our Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
The purchase price and redemption price for our shares will be based on net asset value, or NAV, rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the “IPO”), which commenced on August 15, 2011, is a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
If we raise substantially less than the maximum offering in our IPO, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
Our organizational documents permit us to pay distributions from unlimited amounts of any source. Until substantially all the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flow. There are no established limits on the amounts of net proceeds and borrowings that we may use to fund such distribution payments.

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of your investment.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently occurring in the United States credit markets.

•
We may fail to qualify or continue to qualify to be treated as a real estate investment trust (“REIT”), which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

Overview

We were incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to our distribution reinvestment plan (the “DRIP”). We sold 20,000 shares of common stock to American Realty Capital Trust II Special Limited Partner, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on September 20, 2010, at $10.00 per share.

Until the later of the escrow agent’s release of investors’ funds to us upon the raising of the minimum offering or the acquisition of  our first property, the per share purchase price for the retail shares in the IPO will be $9.00 (plus selling commissions and dealer manager fee of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the IPO after the escrow break will be $9.00.  Following the escrow break or first acquisition, as applicable, the per share purchase price will vary daily. The per share purchase price in the IPO will be equal to the sum of our net asset value (the “NAV”) for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions. Throughout the IPO, the per share purchase price for shares purchased under the DRIP will be equal to NAV per share for investors who have purchased institutional shares and $9.50 for investors who have invested in retail shares.

We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of the date of these financial statements, we have neither purchased nor contracted to purchase any real estate investments.

Substantially all of our business will be conducted through the OP. We will be the sole general partner and holder of 99.01% of the units of the OP (“OP Units”). Additionally, the Special Limited Partner expects to contribute $2,000 to the OP in exchange for 0.99% limited partner interest in the OP. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have retained the Advisor to manage our affairs on a day-to-day basis. The Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of our IPO. The Advisor and the Dealer Manager of the IPO will receive compensation and fees for services related to the IPO and for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:

Organization, Offering, and Related Costs

Organization, offering and related costs include all expenses incurred in connection with our IPO. Organization and offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs will be charged to expense if the IPO is not completed.  These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of IPO.

Revenue Recognition

Upon the acquisition of real estate, certain properties may have leases where minimum rent payments increase during the term of the lease. We will record rental revenue for the full term of each lease on a straight-line basis. When we acquire a property, the term of existing leases will be considered to commence as of the acquisition date for the purposes of this calculation. Cost recoveries from tenants will be included in tenant reimbursement income in the period the related costs are incurred, as applicable.

Our revenues, which will be derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases will provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates.

We will review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.

Real Estate Investments

Upon the acquisition of properties, we will record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation will be computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, five years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets.

Impairment of Long Lived Assets

Operations related to properties that have been sold or properties that are intended to be sold will be presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold will be designated as “held for sale” on the balance sheet.

When circumstances indicate the carrying value of a property may not be recoverable, we will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates will consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property or properties to be held and used. For properties held for sale, the impairment loss will be the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Allocation of Purchase Price of Acquired Assets

We will allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets will include land, buildings, fixtures and tenant and land improvements on an as-if vacant basis. We will utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value will be made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Identifiable intangible assets will include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

Amounts allocated to land, buildings, improvements and fixtures will be based on cost segregation studies performed by independent third-parties or our analysis of comparable properties in our portfolio.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of in-place lease intangibles will include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. We also estimate costs to execute a similar lease including leasing commissions, legal and other related expenses.

Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place lease and management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles will be amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option will be determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The aggregate value of intangible assets related to customer relationship, as applicable, will be measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values will include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.

The value of in-place leases is amortized to expense over the initial term of the respective lease. The value of customer relationship intangibles, as applicable, will be amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles will be charged to expense.

In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also will consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Selected Financial Data

The following selected financial data as of September 30, 2011 and for the period from September 10, 2010 (date of inception) to September 30, 2011 should be read in conjunction with the accompanying financial statements and related notes thereto and “Results of Operations” below:

As of September 30, 2011 and for the Period from September 10, 2010 (date of inception) to September 30, 2011
Balance sheet data:
Prepaid expenses and other assets	$6
Accounts payable and accrued expenses	1,725
Total stockholders’ deficit	(1,719)
Other data:
Net loss	(73)
Cash flow used in operating activities	(60)
Cash flow provided by financing activities	60

Results of Operations

As of September 30, 2011, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the retail real estate industry and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Liquidity and Capital Resources

We are offering and selling two classes of shares of our common stock in the primary offering. We are offering and selling to the public in our primary offering up to 101.0 million retail shares of our common stock, $0.01 par value per share, through broker dealers and up to 55.6 million institutional shares of our common stock through registered investment advisors and broker dealers that are managing wrap or fee based accounts. We reserve the right to reallocate the shares between the retail shares and the institutional shares. We are also offering up to 25.0 million shares of our common stock to be issued pursuant to our DRIP pursuant to which our stockholders may elect to have distributions reinvested in additional shares.

Until the later of the escrow agent’s  release of  investors’ funds to us upon the raising of the minimum offering amount or the acquisition of our first property, the per share purchase price for the retail shares in the primary offering will be $9.00, plus applicable selling commissions and dealer manager fee up to 10% in the aggregate of the per share purchase price to be paid by purchasers of retail shares (which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares in the primary offering will be $9.00 (both subject to certain volume and other discounts). Following the escrow break or our first acquisition, as applicable, the per share purchase price will vary daily, and the per share purchase price will be equal to the sum of our NAV divided by the number of outstanding shares of our common stock as of the end of each business day prior to giving effect to any share purchases or redemptions to be effected on such day, plus applicable selling commissions and dealer manager fee up to 10% in the aggregate of the price per share. Throughout our IPO the per share purchase price for shares purchased under the DRIP plan will be equal to NAV per share for each class of shares. We reserve the right to reallocate the shares of common stock we are offering between the primary offering and our DRIP.

As of the date of this Form 10-Q, we have not yet commenced active operations. Subscription proceeds will be released to us from escrow after the minimum offering is raised and will be applied to investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in the OP.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association “NASAA” REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. We do not intend to fund such distributions from offering proceeds, however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Distributions

On September 15, 2011, our board of directors declared a distribution rate equal to $0.63 per annum based on our common stock price of our securities. This distribution rate corresponds to a 6.36% annualized rate based on our retail share price of $9.90 and a 6.30% annualized rate (net of the platform fee) based on the institutional share price of $9.00. The distributions will accrue commencing the later of 30 days following our initial property acquisition and our satisfaction of the escrow conditions of our reasonable best efforts public offering of common stock. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.  The dividend will be calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day. Distribution payments are dependent on the availability of funds.  Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code (the “Code”). Operating cash flows are expected to increase as properties are acquired. As of the date of this Form 10-Q, we have neither purchased nor contracted to purchase any real estate investments.

Election as a REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2011. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2011.

Inflation

We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital II, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition and financing activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 4 – Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of the date of this Form 10-Q, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

Item 4. Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 1. Legal Proceedings

As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our property is subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement (file No. 333-169821), as amended from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Realty Capital Daily Net Asset Value Trust, Inc.

By:	/s/ Nicholas S. Schorsch

Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block

Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2011

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).