Form 10-Q
period 2012-03-31
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2012-05-11
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

On April 30, 2012, the registrant had 277,689 for retail common shares and 432,223 for institutional common shares outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$1,173	$—
Buildings, fixtures and improvements	19,363	—
Acquired intangible lease assets	2,622	—
Total real estate investments, at cost	23,158	—
Less accumulated depreciation and amortization	(40)	—
Total real estate investments, net	23,118	—
Cash	13	—
Restricted cash	150	—
Prepaid expenses and other assets	27	85
Deferred costs, net	402	—
Total assets	$23,710	$85

LIABILITIES AND EQUITY
Mortgage notes payable	$16,155	$—
Note payable	5,000	—
Derivatives, at fair value	160	—
Accounts payable and accrued expenses	3,464	2,283
Distributions payable	14	—
Total liabilities	24,793	2,283

Temporary equity:
Redeemable common stock	118	—

Permanent equity:
Stockholders' deficit:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 270,913 and 31,222 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3	—
Additional paid-in capital	(508)	(2,190)
Accumulated other comprehensive loss	(160)	—
Accumulated deficit	(536)	(8)
Total stockholders' deficit	(1,201)	(2,198)
Total liabilities and equity	$23,710	$85

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Rental income	$104	$—
Operating expense reimbursement	2	—
Total revenues	106	—

Operating expenses:
Property operating	3	—
Operating fees to affiliate	—	—
Acquisition and transaction related	514	—
General and administrative	4	19
Depreciation and amortization	40	—
Total operating expenses	561	19
Operating loss	(455)	(19)
Interest expense	(47)	—
Net loss	$(502)	$(19)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(160)	—
Comprehensive loss	$(662)	$(19)

Basic and diluted weighted average shares outstanding	243,701	$20,000
Basic and diluted net loss per share	$(2.06)	NM
___________________________
NM — Not Meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2012
(In thousands, except for share data)
(Unaudited)

	Permanent Equity							Temporary Equity
	Common Stock				Accumulated
	Number of Shares		Par Value	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit	Redeemable Common Stock
Balance, December 31, 2011	31,222		$—	$(2,190)	$—	$(8)	$(2,198)	$—
Issuance of common stock	239,670		3	2,162	—	—	2,165	—
Redeemable common stock	—		—	(118)	—	—	(118)	118
Common stock offering costs, commissions and dealer manager fees	—		—	(366)	—	—	(366)	—
Common stock issued through distribution reinvestment plan	21		—	—	—	—	—	—
Amortization of restricted stock	—		—	4	—	—	4	—
Distributions declared	—		—	—	—	(26)	(26)	—
Net loss	—		—	—	—	(502)	(502)	—
Other comprehensive loss	—	—	—	—	(160)	—	(160)	—
Balance, March 31, 2012	270,913		$3	$(508)	$(160)	$(536)	$(1,201)	$118

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(502)	$(19)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	30	—
Amortization of intangibles	10	—
Amortization of deferred financing costs	6	—
Share-based compensation	4	—
Changes in assets and liabilities:
Prepaid expenses and other assets	58	—
Accounts payable and accrued expenses	36	17
Net cash used in operating activities	(358)	(2)
Cash flows from investing activities:
Investment in real estate and other assets	(8,533)	—
Net cash used in investing activities	(8,533)	—
Cash flows from financing activities:
Proceeds from note payable	5,000	—
Proceeds from mortgage notes payable	1,530	—
Payments of deferred financing costs	(408)	—
Proceeds from issuance of common stock	2,165	—
Credits for (payments of) offering costs and fees related to stock issuance	(260)	2
Distributions paid	(12)	—
Proceeds from affiliate	1,039	—
Restricted cash	(150)	—
Net cash provided by financing activities	8,904	2
Net change in cash	13	—
Cash, beginning of period	—	—
Cash, end of period	$13	$—

Supplemental Disclosures
Cash paid for interest	$22	$—

Non-cash Investing and Financing Activities:
Proceeds from mortgage notes payable to acquire investments in real estate	$14,625	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the "Company") was incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On August 15, 2011, the Company commenced its initial public offering ("IPO") on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock.
On January 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO. As of March 31, 2012, the Company had 0.3 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds from the IPO of $2.4 million. As of March 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $2.4 million, which represents the aggregate number of shares of each class of common stock outstanding, multiplied by the respective net asset value ("NAV") per share.
The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of March 31, 2012, the Company owned five properties with an aggregate purchase price of $23.2 million, comprising 145,198 square feet which were 100% leased.
Substantially all of the Company's business is be conducted through American Realty Capital Operating Partnership II, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units") The Special Limited Partner holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no paid employees. The Company has retained American Realty Capital Advisors II, LLC (the "Advisor") to manage its affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by the Company's sponsor, AR Capital, LLC (the "Sponsor"). These related parties receive compensation and fees for services related to the IPO and the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.
There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2012 other than the updates described below.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Development Stage Company
On January 5, 2012, the Company raised proceeds sufficient to break escrow in connection with its IPO on a reasonable best efforts basis. The Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million and issued shares of common stock to its initial investors who were admitted as stockholders. The Company purchased its first properties and commenced operations on January 5, 2012, and as of such date is no longer considered to be a development stage company.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on the Company's financial position or results of operations.
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2012. There were no assets acquired or liabilities assumed during the three months ended March 31, 2011.

Three Months Ended
(Dollar amounts in thousands)	March 31, 2012
Real estate investments, at cost:
Land	$1,173
Buildings, fixtures and improvements	19,363
Total tangible assets	20,536
Acquired intangibles:
In-place leases	2,622
Total assets acquired, net	23,158
Mortgage notes payable used to acquire real estate investments	(14,625)
Cash paid for acquired real estate investments	$8,533
Number of properties purchased	5

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's portfolio of real estate properties is comprised of the following properties as of March 31, 2012:

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (2) per Square Foot
					(In thousands)	(In thousands)
Family Dollar	Jan. 2012	2	16,000	9.7	$138	$1,453	9.5%	$8.63
Dollar General	Jan. 2012	1	9,013	14.7	83	975	8.5%	9.21
Family Dollar II	Jan. 2012	1	8,320	9.3	90	990	9.1%	10.82
FedEx	Mar. 2012	1	111,865	14.8	1,518	19,740	7.7%	13.57
		5	145,198	14.4	$1,829	$23,158	7.9%	$12.60
_____________________

(1)	Remaining lease term in years as of March 31, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended March 31, 2012, or since acquisition date, for the property portfolio. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized operating income divided by base purchase price.

(5)	Annualized rental income as of March 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of April 1, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2012 – December 31, 2012	$1,343
2012	1,790
2013	1,790
2014	1,790
2015	1,790
Thereafter	17,357
$25,860
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2012:

Tenant	March 31, 2012
FedEx	83.0%
Family Dollar	12.5%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of March 31, 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 4 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an unaffiliated third party investor. The note payable bears interest at a fixed rate of 8.0% per annum and matures in March 2013. The note payable has two one-year extension options. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part, without premium or penalty. The Company is also required to pay an exit fee equal to 1% of the original loan amount upon final payment of the loan.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of March 31, 2012 consists of the following. There were no mortgage notes payable as of December 31, 2011.

Portfolio	Encumbered Properties		Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
			(In thousands)
Multi Tenant (1)	4		$1,530	4.60%		Fixed	Feb. 2017
FedEx	1		9,716	4.05%	(2)	Fixed	Mar. 2017
FedEx	—	(3)	4,909	5.32%	(3)	Variable	Mar. 2013
Total	5		$16,155	4.49%	(4)
__________________
(1) Multi Tenant mortgage collateralized by the Family Dollar, Dollar General and Family Dollar II portfolios.
(2) Fixed as a result of entering into a swap agreement.
(3) Mezzanine loan collateralized by the FedEx property located in Chili, NY. The mezzanine loan bears interest at LIBOR plus 5%.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of March 31, 2012.

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to March 31, 2012:

(In thousands)	Future Principal Payments
April 1, 2012 - December 31, 2012	$—
2013	4,909
2014	—
2015	—
2016	—
Thereafter	11,246
$16,155
The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of March 31, 2012, the Company was in compliance with debt covenants under the loan agreements.
Note 6 — Fair Value of Financial Instruments
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments, are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no derivatives at December 31, 2011.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2012
Interest rate swap	$—	$160	$—	$160
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below. The Company did not have any mortgage or notes payable outstanding as of December 31, 2011.

		Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2012	March 31, 2012
Mortgage notes payable	3	$16,155	$16,153
Note payable	3	$5,000	$5,000
 The fair value of the mortgages and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
Derivatives were used to hedge the variable cash flows associated with forecasted variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2012, the Company had the following outstanding interest rate derivatives that was designated as a cash flow hedge of interest rate risk. The Company did not have any derivative agreements as of December 31, 2011.

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$9,716
Non-Designated Hedges
Derivatives not designated as hedges are not speculative. These derivatives are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2012. The Company did not have any derivative financial instruments as of December 31, 2011.

(In thousands)	Balance Sheet Location	March 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(160)

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2012. The Company did not have any derivative financial instruments as of December 31, 2011.

(In thousands)	Three Months Ended March 31, 2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(160)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—
Credit-risk-related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of March 31, 2012, the fair value of derivatives in a liability position related to these agreements was $0.2 million. As of March 31, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.2 million at March 31, 2012.
Note 8 — Common Stock
The Company has the following common outstanding and NAV per share as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Class of common stock	Number	NAV per share	Number	NAV per share
Retail	266,691	$9.05	31,222	$9.00
Institutional	4,222	$9.01	—	$9.00
Total	270,913		31,222
On September 15, 2011 the Company's board of directors declared a distribution rate equal to a $0.63 annualized rate based on the common stock price of the Company's retail and institutional shares. The distribution corresponds to a 6.36% annualized rate based on the retail share price of $9.90 and a 6.30% annualized rate based on the institutional share price of $9.00. Subsequent to the initial escrow break the distribution became based on a 6.36% annualized rate based on the NAV for a retail share and a 6.30% annualized rate based on the NAV of an institutional share. This distribution rate was $0.0015775 and $0.0015553 per day for retail and institutional shares, respectively, as of March 31, 2012.

The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company repurchase all or any portion, subject to certain minimum amounts described below, of their shares on any business day, if such repurchase does not impair the Company's capital or operations.
The price per share that the Company pays to repurchase shares of the Company's retail and institutional shares on any business day will be the Company's NAV per share for the respective class of common stock for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day. Subject to limited exceptions, stockholders who request the repurchase of shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. Because the Company's NAV per share is calculated at the close of each business day, the repurchase price may fluctuate between the repurchase request day and the date on which the Company pays repurchase proceeds. Generally, repurchases are paid, less any applicable short-term trading fees and any applicable tax or other withholding required by law, by the third business day following the repurchase request day.

Purchases under the SRP are limited in any calendar year to 5% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 20% of the Company's NAV in any 12 month period. If the Company reaches the 5% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
When a stockholder requests repurchase and the repurchase is approved, the Company reclassifies such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP have the status of authorized but unissued shares. As of March 31, 2012, 13,096 shares of common stock with a settlement value of $0.1 million were eligible to be repurchased, which is reflected in the consolidated balance sheet as temporary equity. As of March 31, 2012, no requests to repurchase shares had been received or paid.
Note 9 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.
Note 10 — Related Party Transactions and Arrangements
As of March 31, 2012 and December 31, 2011, the Sponsor and an entity wholly owned by the Sponsor owned 244,444 and 22,222 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or is affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of March 31, 2012 and December 31, 2011, the Company had $1.9 million and $0.9 million, respectively, payable to affiliated entities to fund the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of the per share purchase price of retail shares in our offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of retail shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of retail shares (not including selling commissions and dealer manager fees) by such participating broker dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). The Company incurred total commissions and deal manager fees to the Dealer Manager of approximately $11,000 during the three months ended March 31, 2012, none of which was payable as of March 31, 2012. There were no such fees incurred during the three months ended March 31, 2011.
For the institutional shares, the Dealer Manager receives an asset-based platform fee, which is a deferred distribution fee that compensates the Dealer Manager and participating broker-dealers for services in connection with the distribution of the institutional shares, that is payable monthly in arrears and accrues and is deducted from the NAV on the institutional shares daily in an amount equal to (a) the number of shares of our common stock outstanding each day during such month, excluding shares issued under the DRIP, multiplied by (b) 1/365th of 0.70% of the NAV on the institutional shares during such day. The Dealer Manager may re-allow a portion of this fee to participating broker dealers. There were no asset-based platform fees incurred from the Dealer Manager for the three months ended March 31, 2012 or 2011.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. During the three months ended March 31, 2012 , the Company had incurred $0.1 million of offering cost reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $2.7 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, cumulative offering costs of $2.8 million, net of unpaid amounts, were less than the 15% threshold.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $0.8 million and $0.6 million as of March 31, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.
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
The Company pays the Advisor a monthly advisory fee equal to one-twelfth of 1.0% of the monthly average of our daily NAV, payable on the first business day of each month. Such fee will be payable, at the discretion of our board of directors, in cash, common stock or restricted stock grants or any combination thereof. These fees will be allocated between the retail shares and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that modified funds from operations during the previous month is less than the amount of asset management fees paid during such month.
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed.
The following table reflects related party fees incurred and forgiven during the three months ended March 31, 2012. There were no such fees incurred or waived during the three months ended March 31, 2011.

	Three Months Ended
	March 31, 2012
(In thousands)	Incurred	Forgiven (1)
One-time fees:
Acquisition fees and related cost reimbursements	$373	$—
Other expense reimbursements	20	—
Ongoing fees:
Asset management fees	—	4
Property management and leasing fees	—	1
Total related party operation fees and reimbursements	$393	$5
_____________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Commencing six months after the commencement of the IPO, the Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.  No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2012 or 2011.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. No reimbursements were incurred from the Advisor for providing services during the three months ended March 31, 2012 or 2011.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders.  The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. The Advisor elected to absorb $0.2 million of general and administrative expenses during the three months ended March 31, 2012. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. No expenses were absorbed by the Advisor during the three months ended March 31, 2011.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such amounts were incurred during the three months ended March 31, 2012 or 2011.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three months ended March 31, 2012 or 2011.
The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. No such fees were incurred during the three months ended March 31, 2012 or 2011.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 11 — Economic Dependency
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 500,000 shares have been authorized and reserved for issuance under the Plan. As of March 31, 2012 and December 31, 2011, no stock options were issued under the Plan.
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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of March 31, 2012, there were 9,000 restricted shares issued to independent directors under the RSP at a fair value of $10.00 per share. Compensation expense related to restricted stock was approximately $4,000 during the three months ended March 31, 2012. There were no restricted shares issued during the three months ended March 31, 2011.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net loss	$(502)	$(19)
Basic and diluted weighted average common shares outstanding	243,701	20,000
Basic and diluted net loss per share	$(2.06)	$ NM
________________
NM - not meaningful

As of March 31, 2012, the Company had approximately 9,000 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14  — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of April 30, 2012, the Company had 0.7 million shares outstanding, including unvested restricted retail shares. Total gross proceeds from these issuances were $6.3 million. As of April 30, 2012, the aggregate value of all share issuances was $6.4 million based on a per share equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date is as follows:

Source of Capital (in thousands)	Inception to March 31, 2012	April 1 to May 1, 2012	Total
Common stock	$2,365	$3,973	$6,338
Acquisitions
On May 4, 2012, the Company acquired a convenience store, containing 3,051 rentable square feet, located in Phoenix, Arizona for a purchase price of $2.0 million. The building is 100% leased to Circle K Stores Inc. with an initial lease term of 17 years that expires in June 2024. The annualized rental income for the remaining term of the lease is $0.2 million or $51.46 per rentable square foot.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Daily Net Asset Value Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to American Realty Capital Daily Net Asset Value Trust, Inc., a Maryland corporation, and, as required by context, to American Realty Capital Operating Partnership II, L.P., a Delaware limited partnership, which we refer to as the "OP," and to their subsidiaries. American Realty Capital Daily Net Asset Value Trust, Inc. is externally managed by American Realty Capital Advisors II, LLC (our “Advisor”), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and the Advisor has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

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

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently only own five properties
Overview
We were incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a REIT for the taxable year ended December 31, 2012. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock.
On January 5, 2012, we raised proceeds sufficient to break escrow in connection with our IPO. As of March 31, 2012, we had 0.3 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds from the IPO of $2.4 million. As of March 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $2.4 million, which represents the aggregate number of shares of each class of common stock outstanding, multiplied by the respective NAV per share.
We were formed primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of March 31, 2012, we owned five properties with an aggregate purchase price of $23.2 million, comprising 145,198 square feet which were 100% occupied.
Substantially all of our business is be conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Special Limited Partner holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP units. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the "Property Manager") serves as the Company's property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by our sponsor, AR Capital, LLC, (the "Sponsor). These related parties receive compensation and fees for services related to the IPO and the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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

Offering, and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO.
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located, as applicable. In the event that the collectability of a receivable is in doubt, we record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the statement of operations.
Real Estate Investments
We record acquired real estate at cost and make assessments as to the useful lives of depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using the straight-line method over the estimated useful lives of forty years for buildings, fifteen years for land improvements, five years for building fixtures and improvements and the lesser of the useful life or remaining lease term for acquired intangible lease assets and tenant improvements.
Impairment of Long Lived Assets
Operations related to properties that have been sold or properties that are intended to be sold are presented as discontinued operations in the statement of operations for all periods presented, and properties intended to be sold are designated as “held for sale” on the balance sheet.
When circumstances indicate the carrying value of a property may not be recoverable, we review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property or properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments will have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Allocation of Purchase Price of Acquired Assets
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings, fixtures and tenant and land improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, buildings, improvements and fixtures are based on cost segregation studies performed by independent third-parties or our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period. We also estimate costs to execute a similar lease including leasing commissions, legal and other related expenses.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place lease and management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values are amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, we initially consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.
The aggregate value of intangible assets related to customer relationship, as applicable, is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationship with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective lease. The value of customer relationship intangibles, as applicable, are amortized to expense over the initial term and any renewal periods in the respective lease, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of a building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also will consider information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.

Recently Issued Accounting Pronouncements
In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance was effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance did not have a material impact on our financial position or results of operations.
Results of Operations
We purchased our first properties and commenced our real estate operations in January 2012. As of March 31, 2012, we owned five properties with an aggregate purchase price of $23.2 million, which were 100% occupied. The annualized rental income per square foot of the properties at March 31, 2012 was $12.60 with a remaining average lease term of 14.4 years. As of March 31, 2011, we did not own any properties. Accordingly, our results of operations for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflect significant increases in most categories.
Comparison of the Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011.
Rental Income
Rental income for the three months ended March 31, 2012 was $0.1 million. Rental income was driven by our acquisition of $23.2 million of properties, representing 145,198 square feet, which were 100% leased as of March 31, 2012, with an annualized rental income per square foot of $12.60. We did not own any properties during the three months ended March 31, 2011.
Operating Expense Reimbursements
Operating expense reimbursements were approximately $2,000 for the three months ended March 31, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore, had no operating expense reimbursement revenue for the three months ended March 31, 2011.
Property Operating Expenses
Property operating expense was approximately $3,000 for the three months ended March 31, 2012. These costs primarily relate to insurance costs associated with maintaining our properties. We did not own any properties and therefore, had no property operating expenses for the three months ended March 31, 2011.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense was $0.5 million for the three months ended March 31, 2012. These costs related to our acquisition of five properties for an aggregate purchase price of $23.2 million. There were no properties purchased and therefore no acquisition and transaction related costs for the three months ended March 31, 2011.

General and Administrative Expenses
General and administrative expense for the three months ended March 31, 2012 and 2011 was approximately $4,000 and $19,000, respectively. The Advisor elected to absorb $0.2 million of general and administrative expenses during the three months ended March 31, 2012. No such costs were absorbed during the three months ended March 31, 2011. General and administrative expense primarily included board member compensation and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense of approximately $40,000 for the three months ended March 31, 2012, related to the purchase of five properties for an aggregate purchase price of $23.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the three months ended March 31, 2011.
Interest Expense
Interest expense for the three months ended March 31, 2012 of $47,000, primarily related to mortgage notes payable. As of March 31, 2012 our mortgage notes payable had a weighted average effective interest rate of 4.49% and a weighted average maturity of 3.7 years. Interest expense also includes interest related to our unsecured note payable, entered into in March 2012, of $5.0 million, which bears interest at 8% and matures in March 2013. There were no mortgage or notes payable and therefore no interest expense during the three months ended March 31, 2011.
Cash Flows for the Three Months Ended March 31, 2012
During the three months ended March 31, 2012, net cash used in operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2012 include $0.5 million of acquisition and transaction costs. Cash outflows include a net loss adjusted for non-cash items of $0.5 million (net loss of $0.5 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of approximately $49,000) and an increase in prepaid expenses of $0.1 million, related to directors' and officers' insurance. These cash outflows were partially offset by an increase of approximately $36,000 in accounts payable and accrued expenses due to interest payable related to mortgage and notes payable as well as accrued professional fees.
Net cash used in investing activities of $8.5 million during three months ended March 31, 2012 related to the acquisition of five properties with an aggregate purchase price of $23.2 million. The FedEx property was financed at acquisition with $14.6 million in mortgage notes payable.
Net cash provided by financing activities of $8.9 million during the three months ended March 31, 2012, related to proceeds from the issuance of common stock of $2.2 million, $6.5 million of proceeds from notes and mortgage notes payable and $1.0 million in proceeds from affiliates. These inflows were partially offset by payments related to offering costs of $0.3 million, $0.4 million of payments of deferred financing costs and an increase in restricted cash of $0.2 million.
Cash Flows for the Three Months Ended March 31, 2011
During the three months ended March 31, 2011, we had a net loss of $19,000 which was offset by an increase to accounts payable and accrued expenses of $17,000 and a credit for offering costs of $2,000.
Liquidity and Capital Resources
In January 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first properties and commenced our real estate operations in January 2012. As of March 31, 2012 , we owned five properties with an aggregate base purchase price of $23.2 million, excluding acquisition costs.
We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: (1) 15% of our NAV up to $500 million, (2) 10% of our NAV between $500 million and $1 billion and (3) 5% of our NAV in excess of $1 billion. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund redemptions. The board will review the amount and sources of liquid assets on a quarterly basis.
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing offering. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future and proceeds from the sale of common stock.  Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association “NASAA” REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of the FedEx distribution facility on March 21, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term mezzanine debt incurred in connection with the acquisition on or before the debt matures in March 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2012, we had 0.3 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds of $2.4 million.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of March 31, 2012, no shares had been redeemed.
As of March 31, 2012, we had cash of approximately $13,000. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principals generally accepted in the United States ("GAAP").
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
The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the three months ended March 31, 2012. Items are presented net of non-controlling interest portions where applicable.

(In thousands)	Three Months Ended March 31, 2012
Net loss (in accordance with GAAP)	$(502)
Depreciation and amortization	40
FFO	(462)
Acquisition fees and expenses (1)	514
Straight-line rent (2)	(1)
MFFO	$51
_________________
(1) In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2) Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Distributions
On September 15, 2011 our board of directors declared a distribution rate based on a 6.36% annualized rate based on the NAV for a retail share and a 6.30% annualized rate based on the NAV of an institutional share. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions began to accrue on February 3, 2012, approximately 30 days after our first property acquisition and therefore our first distribution was paid on March 1, 2012. We have continued to pay distributions to our stockholders each month since our initial distribution payment in March 2012.
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
During the three months ended March 31, 2012, distributions paid to stockholders totaled $12,000. Share issued under the DRIP were immaterial. As of March 31, 2012, cash used to pay our distributions was primarily generated from the sale of shares of stock.
The following table shows the sources for the payment of distributions to common stockholders for the three months ended March 31, 2012. The first distribution was paid in March 2012.

	Three Months Ended March 31, 2012
(In thousands)		Percentage of Distributions
Distributions:
Distributions paid in cash	$12
Distributions reinvested	—
Total distributions	$12

Source of distributions:
Cash flows provided by operations (1)	$—	—%
Proceeds from issuance of common stock	12	100.0%
Common stock issued under the DRIP / offering proceeds	—	—%
Total sources of distributions	$12	100.0%

Cash flows used in operations (GAAP basis) (1)	$(358)

Net loss (in accordance with GAAP)	$(502)
___________________
(1) Cash flows used in operations for the three months ended March 31, 2012 includes acquisition and transaction related expenses of $0.5 million.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from September 10, 2010 (date of inception) through March 31, 2012:

For the Period from September 10, 2010 (date of inception) to
(In thousands)	March 31, 2012
Distributions paid to:
Common stockholders in cash	$12
Common stockholders pursuant to DRIP	—
Total distributions paid	$12

Reconciliation of net loss:
Revenues	$106
Acquisition and transaction related	(514)
Depreciation and amortization	(40)
Property operating expenses	(3)
Other non-operating expenses	(59)
Net loss (in accordance with GAAP) (1)	$(510)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of March 31, 2012, we were in compliance with the debt covenants under our loan agreements.
Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third-parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid. Our leverage ratio approximated 69.7% (secured mortgage notes payable less on-hand cash divided by bas purchase price) as of March 31, 2012.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2012:

		April 1, 2012 - December 31, 2012	Years Ended December 31,
(In thousands)	Total		2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$16,155	$—	$4,909	$—	$11,246
Note payable	5,000	—	5,000	—	—
	$21,155	$—	$9,909	$—	$11,246
Interest Payments Due:
Mortgage notes payable	$2,554	$490	$1,005	$928	$131
Note payable	405	283	122	—	—
	$2,959	$773	$1,127	$928	$131

Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
 We have entered into agreements with affiliates of our Sponsor, AR Capital, LLC, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition activities, sales of common stock under our offering, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of March 31, 2012, our debt included fixed-rate mortgage notes, with a carrying and fair value of value of $11.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.
At March 31, 2012, our debt included a variable-rate mortgage notes payable with a carrying value of $4.9 million. Interest rate volatility associated with this variable-rate mortgage debt effects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2012 levels, with all other variables held constant. A 100 basis point move in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by approximately $8,000 annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.

As the information presented above includes only those exposures that existed as of March 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Registration Statement (333-169821), as amended from time to time, except as set forth below.
If any of our public communication are held to be in violation of federal securities laws relating to public communications, we could be subject to potential liability. Investors in our IPO should rely only on the statements made in our Registration Statement, as supplemented to date, in determining whether to purchase shares of our common stock.
        From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws.  If any of our public communications are held by a court to be in violation of Section 5 of the Securities Act and a claim for damages is brought against us in connection therewith by one or more of our stockholders that purchased shares of our common stock on the basis of such communications before receiving a copy of our prospectus as supplemented to date, and potentially other stockholders, we could be subject to liability in connection with the shares we sold such persons during such period.  Such stockholders would have a period of 12 months following the date of any violation determined by a court to have occurred to bring a Section 5 claim. Our liability in a Section 5 claim could include statutory interest from the date of such stockholder's purchase, in addition to possibly other damages determined by a court. In the event that any of our communications are claimed to have been made in violation of Section 5 of the Securities Act, we expect that we would vigorously contest such claim. Nevertheless, we could not give any assurance as to any court's ultimate determination with respect to any such claim. Accordingly, there is a risk that we could be subject to potential liability with respect to any Section 5 claim brought against us, and such liability may adversely affect our operating results or financial position.
We have a limited operating history and have no established financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have no operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. We were incorporated on September 10, 2010. As of March 31, 2012, we have acquired only five properties and do not otherwise have any operations or independent financing.
Moreover, neither our Advisor nor we have any established financing sources. Presently, both we and our Advisor are funded by capital contributions from AR Capital, LLC, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Weil by proceeds from our offering. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital Daily Net Asset Value Trust, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations, including the calculation of our daily NAV;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of your investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Edward M. Weil, Jr., each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch or Weil or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the eight other American Realty Capital-sponsored REITs and their advisors. Seven of the American Realty Capital-sponsored REITs, including us and American Realty Capital New York Recovery REIT, Inc. or NYRR, Phillips Edison — ARC Shopping Center REIT, Inc., or PE-ARC, American Realty Capital Healthcare Trust, Inc., or ARC HT, American Realty Capital — Retail Centers of America, Inc., or ARC RCA, American Realty Capital Trust III, Inc., or ARCT III, American Realty Capital Global Daily Net Asset Value Trust, Inc., or ARC Global DNAV have registration statements that currently are offering securities in the aggregate of approximately $9.0 billion. American Realty Capital Trust IV, Inc., or ARCT IV, has a registration statement that is not yet effective and is in the development phase. In addition, American Realty Capital Trust, Inc., or ARCT, completed its public offering of common stock in December 2011 for gross proceeds of approximately $1.7 billion. American Realty Capital Properties, Inc., or ARCP, which currently trades on NASDAQ Capital Market under the symbol “ARCP,” completed its initial public offering of common stock for gross proceeds of approximately $69.8 million. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the sponsor of eight other public offerings of non-traded REIT shares and a public offering of shares for a REIT that has been approved for listing on The NASDAQ Capital Market, the majority of which offerings will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. Except for ARCT, whose offering was fully subscribed as of July 5, 2011, the offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.

Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., president, treasurer and secretary, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by ARC. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.

We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2012.
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-169821) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2012, we have issued 0.3 million shares of our common stock, inclusive of 21 shares issued pursuant to the DRIP, from $2.4 million of offering proceeds.

The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(in thousands)	March 31, 2012
Selling commissions and dealer manager fees	$11
Other organization and offering costs	355
Total offering costs	$366

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Three Months Ended
(in thousands)	March 31, 2012
Total commissions paid to the Dealer Manager	$11
Less:
Commissions to participating brokers	(7)
Reallowance to participating broker dealers	(1)
Net to the Dealer Manager	$3

Cumulative offering proceeds at March 31, 2012 were $2.4 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2012, we have incurred $2.8 million of cumulative offering costs in connection with the issuance and distribution of our registered securities, which net of unpaid amounts, were less than the 15% threshold at quarter end.

Cumulative offering costs incurred included $0.8 million from our Advisor and Dealer Manager. Cumulative offering costs exceeded gross proceeds by $0.4 million at March 31, 2012 due to the on-going nature of our offering process and that many expenses were incurred before the offering commenced.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of March 31, 2012, we have used the net proceeds from our IPO and debt financing to purchase five properties with an aggregate purchase price of $23.2 million.
We did not repurchase any of our securities during the three months ended March 31, 2012.
Item 3. Defaults Upon Senior Securities.
 None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer, Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.14	Agreement for Purchase and Sale of Real Property, between American Realty Capital II, LLC and SunCap Centres FE Roechester, LLC, effective as of June 7, 2011
10.15	Loan Agreement between ARC FECHLNY001, LLC and Capital One, National Association dated March 20, 2012
10.16	Loan Agreement between American Realty Capital Daily Net Asset Value Trust, Inc and CAMBR Company, Inc. dated March 21, 2012
10.17	Promissory Note (Mezzanine Loan), given by ARC FECHLNY001, LLC to Capital One, National Association, dated as of March 21, 2012
10.18	Promissory Note (Mortgage Loan), given by ARC FECHLNY001, LLC to Capital One, National Association, dated as of March 21, 2012
10.19	Guaranty of Recourse Obligations, made by American Realty Capital Operating Partnership II, L.P in favor of Capital One, National Association, dated as of March 21, 2012
31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934