Form 10-Q
period 2012-06-30
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2012-08-09
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

On July 31, 2012, the registrant had 306,815 retail common shares and 396,124 institutional common shares outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$1,541	$—
Buildings, fixtures and improvements	20,837	—
Acquired intangible lease assets	2,826	—
Total real estate investments, at cost	25,204	—
Less accumulated depreciation and amortization	(397)	—
Total real estate investments, net	24,807	—
Cash	1,281	—
Restricted cash	150	—
Prepaid expenses and other assets	102	85
Deferred costs, net	411	—
Total assets	$26,751	$85

LIABILITIES AND EQUITY
Mortgage notes payable	$16,155	$—
Note payable	5,000	—
Derivatives, at fair value	317	—
Accounts payable and accrued expenses	3,132	2,283
Deferred rent and other liabilities	123	—
Distributions payable	46	—
Total liabilities	24,773	2,283

Temporary equity:
Redeemable common stock	319	—

Permanent equity:
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 725,048 and 31,222 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	7	—
Additional paid-in capital	2,901	(2,190)
Accumulated other comprehensive loss	(317)	—
Accumulated deficit	(932)	(8)
Total stockholders' equity (deficit)	1,659	(2,198)
Total liabilities and equity	$26,751	$85

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Rental income	$482	$—	$586	$—
Operating expense reimbursement	—	—	2	—
Total revenues	482	—	588	—

Operating expenses:
Property operating	—	—	3	—
Operating fees to affiliate	—	—	—	—
Acquisition and transaction related	46	—	560	—
General and administrative	42	4	46	23
Depreciation and amortization	357	—	397	—
Total operating expenses	445	4	1,006	23
Operating income (loss)	37	(4)	(418)	(23)
Interest expense	(322)	—	(369)	—
Net loss	$(285)	$(4)	$(787)	$(23)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(157)	—	(317)	—
Comprehensive loss	$(442)	$(4)	$(1,104)	$(23)

Basic and diluted weighted average shares outstanding	672,790	22,222	458,245	22,222
Basic and diluted net loss per share	$(0.42)	NM	$(1.72)	NM
___________________________
NM — Not Meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2012
(In thousands, except for share data)
(Unaudited)

	Permanent Equity							Temporary Equity
	Common Stock				Accumulated
	Number of Shares		Par Value	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit	Redeemable Common Stock
Balance, December 31, 2011	31,222		$—	$(2,190)	$—	$(8)	$(2,198)	$—
Issuance of common stock	695,575		7	6,297	—	—	6,304	—
Redeemable common stock	—		—	(319)	—	—	(319)	319
Common stock offering costs, commissions and dealer manager fees	—		—	(791)	—	—	(791)	—
Common stock issued through distribution reinvestment plan	228		—	2	—	—	2	—
Common stock repurchases	(10,977)		—	(100)	—	—	(100)	—
Share-based compensation	9,000		—	—	—	—	—	—
Amortization of restricted stock	—		—	2	—	—	2	—
Distributions declared	—		—	—	—	(137)	(137)	—
Net loss	—		—	—	—	(787)	(787)	—
Other comprehensive loss	—	—	—	—	(317)	—	(317)	—
Balance, June 30, 2012	725,048		$7	$2,901	$(317)	$(932)	$1,659	$319

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(787)	$(23)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	337	—
Amortization of intangibles	60	—
Amortization of deferred financing costs	47	—
Share-based compensation	2	—
Changes in assets and liabilities:
Prepaid expenses and other assets	38	—
Accounts payable and accrued expenses	159	—
Deferred rent and other liabilities	123	—
Net cash used in operating activities	(21)	(23)
Cash flows from investing activities:
Investment in real estate and other assets	(10,559)	—
Net cash used in investing activities	(10,559)	—
Cash flows from financing activities:
Proceeds from note payable	5,000	—
Proceeds from mortgage notes payable	1,530	—
Payments of deferred financing costs	(458)	—
Proceeds from issuance of common stock, net	6,229	—
Common stock repurchases	(100)	—
Payments of offering costs and fees related to stock issuance	(463)	(2)
Distributions paid	(89)	—
Proceeds from affiliate	362	46
Restricted cash	(150)	—
Net cash provided by financing activities	11,861	44
Net change in cash	1,281	21
Cash, beginning of period	—	—
Cash, end of period	$1,281	$21

Supplemental Disclosures
Cash paid for interest	$229	$—
Cash paid for income taxes	2	—

Non-cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$14,625	$—
Common stock issued through distribution reinvestment plan	2	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the "Company") was incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a real estate investment trust for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On August 15, 2011, the Company commenced its initial public offering ("IPO") on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stock holders may elect to have their distributions reinvested in additional shares of common stock.
As of June 30, 2012, the Company had 0.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds from the IPO of $6.4 million, including shares issued under the DRIP. As of June 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $6.5 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective net asset value ("NAV") per share.
The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of June 30, 2012, the Company owned six properties with an aggregate purchase price of $25.2 million, comprising 148,248 rentable square feet, which were 100% leased.
Substantially all of the Company's business is be conducted through American Realty Capital Operating Partnership II, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). The Special Limited Partner holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2012 other than the updates described below.
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
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's consolidated financial position or results of operations.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the six months ended June 30, 2012. There were no assets acquired or liabilities assumed during the six months ended June 30, 2011.

Six Months Ended
(Dollar amounts in thousands)	June 30, 2012
Real estate investments, at cost:
Land	$1,541
Buildings, fixtures and improvements	20,837
Total tangible assets	22,378
Acquired intangibles:
In-place leases	2,826
Total assets acquired, net	25,204
Deposits paid in prior year	20
Mortgage notes payable used to acquire real estate investments	(14,625)
Cash paid for acquired real estate investments	$10,599
Number of properties purchased	6
The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's portfolio of real estate properties is comprised of the following properties as of June 30, 2012:

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
					(In thousands)	(In thousands)
Family Dollar	Jan. 2012	2	16,000	9.5	$138	$1,453	9.5%	$8.63
Dollar General	Jan. 2012	1	9,013	14.4	83	975	8.5%	9.21
Family Dollar II	Jan. 2012	1	8,320	9.0	90	991	9.1%	10.82
FedEx	Mar. 2012	1	111,865	14.6	1,518	19,740	7.7%	13.57
Circle K	May 2012	1	3,050	11.8	157	2,045	7.7%	51.48
		6	148,248	14.0	$1,986	$25,204	7.9%	$13.40
_____________________

(1)	Remaining lease term in years as of June 30, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the six months ended June 30, 2012, or since acquisition date, for the property portfolio. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of June 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company over the next five years and thereafter as of June 30, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2012 – December 31, 2012	$971
2013	1,942
2014	1,942
2015	1,942
2016	1,942
Thereafter	18,534
$27,273
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2012:

Tenant	June 30, 2012
FedEx	76.4%
Family Dollar	11.5%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of June 30, 2012.
Note 4 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an unaffiliated third party investor. The note payable bears interest at a fixed rate of 8.0% per annum and matures in March 2013. The note payable has two one-year extension options. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part, without premium or penalty. The Company is also required to pay an exit fee equal to 1% of the original loan amount upon any payment of principal on the loan.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of June 30, 2012 consists of the following. There were no mortgage notes payable as of December 31, 2011.

Portfolio	Encumbered Properties		Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
			(In thousands)
Multi-Tenant (1)	4		$1,530	4.60%		Fixed	Feb. 2017
FedEx	1		9,716	4.05%	(2)	Fixed	Mar. 2017
FedEx	—	(3)	4,909	5.31%	(3)	Variable	Mar. 2013
Total	5		$16,155	4.49%	(4)
__________________

(1)	Multi-Tenant mortgage collateralized by the Family Dollar, Dollar General and Family Dollar II portfolios.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Mezzanine loan collateralized by the FedEx property. The mezzanine loan bears interest at LIBOR plus 5%.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of June 30, 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table summarizes the scheduled aggregate principal payments for the five years subsequent to June 30, 2012:

(In thousands)	Future Principal Payments
July 1, 2012 - December 31, 2012	$—
2013	4,909
2014	—
2015	—
2016	—
Thereafter	11,246
$16,155
The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2012, the Company was in compliance with debt covenants under the loan agreements.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no derivatives at December 31, 2011.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2012
Interest rate swap	$—	$317	$—	$317
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012.
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

		Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2012	June 30, 2012
Mortgage notes payable	3	$16,155	$16,155
Note payable	3	$5,000	$5,000
 The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company may use interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives have been used to hedge the variable cash flows with forecasted variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of June 30, 2012, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk. The Company did not have any derivative agreements as of December 31, 2011.

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2012. The Company did not have any derivative financial instruments as of December 31, 2011.

(In thousands)	Balance Sheet Location	June 30, 2012
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(317)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2012. The Company did not have any derivative financial instruments as of December 31, 2011.

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2012	June 30, 2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(188)	$(348)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(31)	$(31)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Derivatives Not Designated as Hedges
Derivatives not designated as hedges are not speculative. These derivatives may be used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements to be classified as hedging instruments. The Company does not have any hedging instruments that do not qualify for hedge accounting.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

As of June 30, 2012, the fair value of derivatives in a liability position, including accrued interest, excluding any adjustment for non performance risk related to the agreement was $0.3 million. As of June 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.3 million at June 30, 2012.
Note 8 — Common Stock
The Company has the following common shares outstanding, excluding unvested restricted shares, and NAV per share as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
Class of common stock	Number		NAV per share	Number	NAV per share
Retail	282,497		$9.16	22,222	$9.00
Institutional	424,551		$9.11	—	$9.00
Total	707,048	(1)		22,222
_____________________

(1)	Excluding 18,000 unvested restricted shares of common stock issued to independent directors under the restricted share plan
On September 15, 2011, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
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
Purchases under the SRP are limited in any calendar quarter to 5% of the Company's NAV as of the last day of the previous calendar quarter, or approximately 20% of the Company's NAV in any 12 month period. If the Company reaches the 5% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
When a stockholder requests repurchase and the repurchase is approved, the Company reclassifies such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP have the status of authorized but unissued shares. As of June 30, 2012, 34,980 shares of common stock with a settlement value of $0.3 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity. As of June 30, 2012, the Company has repurchased a total of 10,977 shares of common stock at an average NAV of $9.11 per share for $0.1 million.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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
Note 10 — Related Party Transactions and Arrangements
As of June 30, 2012 and December 31, 2011, the Sponsor and an entity wholly owned by the Sponsor owned 244,444 and 22,222 shares, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or is affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of June 30, 2012 and December 31, 2011, the Company had $1.2 million and $0.9 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of the per share purchase price of retail shares before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of retail shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of retail shares (not including selling commissions and dealer manager fees) by participating broker dealers, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).
For the institutional shares, the Dealer Manager receives an asset-based platform fee, which is a deferred distribution fee that compensates the Dealer Manager and participating broker-dealers for services in connection with the distribution of the institutional shares, that is payable monthly in arrears and is deducted from the daily NAV on the institutional shares in an amount equal to (a) the number of shares of our common stock outstanding each day during such month, excluding shares issued under the DRIP, multiplied by (b) 1/365th of 0.70% of the NAV on the institutional shares during such day. The Dealer Manager may re-allow a portion of this fee to participating broker dealers. The Company incurred total commissions, dealer manager and asset-based platform fees from the Dealer Manager of approximately $29,000 and $40,000 during the three and six months ended June 30, 2012, respectively. There were no such fees incurred during the three and six months ended June 30, 2011.
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. During the three and six months ended June 30, 2012, the Company had incurred $0.2 million and $0.3 million of offering cost reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $3.1 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, cumulative offering costs were $3.2 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of June 30, 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company had accrued expenses payable to the Advisor and the Dealer Manager of $1.0 million and $0.6 million as of June 30, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for acquisition costs it incurs in the process of acquiring properties, which is expected to be approximately 0.6% of the contract purchase price in aggregate. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment.  Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the contract purchase price for all the assets acquired.
The Company pays the Advisor a monthly advisory fee equal to one-twelfth of 1.0% of the monthly average of our daily NAV, payable on the first business day of each month. Such fee will be payable, at the discretion of our board of directors, in cash, common stock or restricted stock grants or any combination thereof. This fee will be allocated between the retail shares and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that funds from operations, as adjusted, during the six months ending on the last day the of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than distributions declared with respect to such six month period.
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed.
The following table reflects related party fees incurred and forgiven during the three and six months ended June 30, 2012. There were no such fees were incurred or waived during the three and six months ended June 30, 2011.

	Three Months Ended
	June 30, 2012
(In thousands)	Incurred	Forgiven (1)
One-time fees:
Acquisition fees and related cost reimbursements	$35	$—
Other expense reimbursements	—	—
Ongoing fees:
Asset management fees	—	15
Property management and leasing fees	—	—
Total related party operation fees and reimbursements	$35	$15

	Six Months Ended
	June 30, 2012
(In thousands)	Incurred	Forgiven (1)
One-time fees:
Acquisition fees and related cost reimbursements	$408	$—
Other expense reimbursements	20	—
Ongoing fees:
Asset management fees	—	21
Property management and leasing fees	—	—
Total related party operation fees and reimbursements	$428	$21
_____________________________

(1)
These cash fees have been waived.  The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There was no reimbursement incurred from the Advisor for providing services during the three and six months ended June 30, 2012 or 2011.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three and six months ended June 30, 2012 or 2011.
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
The Advisor elected to absorb $0.1 million and $0.3 million of general and administrative expenses during the three and six months ended June 30, 2012, respectively. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. No expenses were absorbed by the Advisor during the three and six months ended June 30, 2011.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the three and six months ended June 30, 2012 or 2011.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three and six months ended June 30, 2012 or 2011.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the three and six months ended June 30, 2012 or 2011.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2012 and December 31, 2011, no stock options were issued under the Plan.
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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of June 30, 2012, there were 18,000 unvested restricted shares issued to independent directors under the RSP at a weighted average fair value of $9.28 per share. Adjusted for the timing of board member resignations and admissions, compensation expense related to restricted stock was approximately $(2,000) and 2,000 during the three and six months ended June 30, 2012, respectively. There were no restricted shares issued during the three and six months ended June 30, 2011.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net loss	$(285)	$(4)	$(787)	$(23)
Basic and diluted weighted average common shares outstanding	672,790	22,222	458,245	22,222
Basic and diluted net loss per share	$(0.42)	NM	$(1.72)	NM
________________
NM - not meaningful
As of June 30, 2012, the Company had 18,000 shares of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14  — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of July 31, 2012, the Company had 0.7 million shares outstanding, including unvested restricted shares. Total gross proceeds from these issuances were $6.2 million, including shares issued under the DRIP, net of repurchases. As of July 31, 2012, the aggregate value of all share issuances was $6.7 million based on a per share equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date, including shares issued under the DRIP, net of repurchases, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2012	July 1, 2012 to July 31, 2012	Total
Common stock	$6,406	$(211)	$6,195

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We currently only own six properties
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
As of June 30, 2012, we had 0.7 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds from the IPO, including shares issued under the DRIP of $6.4 million. As of June 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $6.5 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of June 30, 2012, we owned six properties with an aggregate purchase price of $25.2 million, comprising 148,248 rentable square feet, which were 100% leased. As of June 30, 2012, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 100% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). The Special Limited Partner holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the "Property Manager") serves as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by our sponsor, AR Capital, LLC, (the "Sponsor"). These related parties receive compensation and fees for services related to the IPO and the investment and management of the Company's assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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

Offering and Related Costs
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

Recently Issued Accounting Pronouncements
In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.
In June 2011, the FASB issued guidance requiring entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred certain provisions of this guidance related to the presentation of certain reclassification adjustments out of accumulated other comprehensive income, by component in both the statement and the statement where the reclassification is presented. This guidance was applied prospectively and was effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations but changed the location of the presentation of other comprehensive income to more closely associate the disclosure with net income.
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
In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our consolidated financial position or results of operations.
Results of Operations
We purchased our first properties and commenced our real estate operations in January 2012. As of June 30, 2012, we owned six properties with an aggregate purchase price of $25.2 million, which were 100% leased. The annualized rental income per square foot of the properties at June 30, 2012 was $13.40 with a remaining weighted average lease term of 14.0 years. As of June 30, 2011, we did not own any properties. Accordingly, our results of operations for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 reflect significant increases in most categories.
Comparison of the Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011
Rental Income
Rental income for the three months ended June 30, 2012 was $0.5 million. Rental income was driven by our acquisition of six properties for an aggregate purchase price of $25.2 million, representing 148,248 square feet, which were 100% leased as of June 30, 2012, with an annualized rental income per square foot of $13.40. We did not own any properties during the three months ended June 30, 2011.
Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the three months ended June 30, 2012. For the three months ended June 30, 2012, we would have incurred aggregate asset management and property management fees of approximately $15,000 had these fees not been waived. We did not own any properties as of June 30, 2011 and therefore had no operating fees to affiliates for the three months ended June 30, 2011.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense was approximately $46,000 for the three months ended June 30, 2012. These costs related to our acquisition of one property for a purchase price of $2.0 million. There were no properties purchased and therefore no acquisition and transaction related costs for the three months ended June 30, 2011.

General and Administrative Expenses
General and administrative expense for the three months ended June 30, 2012 and 2011 was approximately $42,000 and $4,000, respectively. The Advisor elected to absorb $0.1 million of general and administrative expenses during the three months ended June 30, 2012. No such costs were absorbed during the three months ended June 30, 2011. General and administrative expense primarily included board member compensation and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense of $0.4 million for the three months ended June 30, 2012, related to the purchase of six properties for an aggregate purchase price of $25.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the three months ended June 30, 2011.
Interest Expense
Interest expense for the three months ended June 30, 2012 of $0.3 million, primarily related to mortgage notes payable. As of June 30, 2012 our mortgage notes payable of $16.2 million had a weighted average effective interest rate of 4.49%. Interest expense also includes interest related to our unsecured note payable, received in March 2012, of $5.0 million, which bears interest at 8%. There were no mortgage or notes payable and therefore no interest expense during the three months ended June 30, 2011.
Comparison of the Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011.
Rental Income
Rental income for the six months ended June 30, 2012 was $0.6 million. Rental income was driven by our acquisition of $25.2 million of properties, representing 148,248 square feet, which were 100% leased as of June 30, 2012, with an annualized rental income per square foot of $13.40. We did not own any properties during the six months ended June 30, 2011.
Operating Expense Reimbursements
Operating expense reimbursements were approximately $2,000 for the six months ended June 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore, had no operating expense reimbursement revenue for the six months ended June 30, 2011.
Property Operating Expenses
Property operating expense of approximately $3,000 for the six months ended June 30, 2012, primarily related to insurance costs associated with maintaining our properties. We did not own any properties and therefore, had no property operating expenses for the six months ended June 30, 2011.
Operating Fees to Affiliates
Our affiliated Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the six months ended June 30, 2012. For the six months ended June 30, 2012, we would have incurred aggregate asset management and property management fees of approximately $21,000 had these fees not been waived. We did not own any properties as of June 30, 2011 and therefore had no operating fees to affiliates for the six months ended June 30, 2011.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense was $0.6 million for the six months ended June 30, 2012. These costs related to our acquisition of six properties for an aggregate purchase price of $25.2 million. There were no properties purchased and therefore no acquisition and transaction related costs for the six months ended June 30, 2011.
General and Administrative Expenses
General and administrative expense for the six months ended June 30, 2012 and 2011 was approximately $46,000 and $23,000, respectively. The Advisor elected to absorb $0.3 million of general and administrative expenses during the six months ended June 30, 2012. No such costs were absorbed during the six months ended June 30, 2011. General and administrative expense primarily included board member compensation and professional fees.

Depreciation and Amortization Expense
Depreciation and amortization expense of $0.4 million for the six months ended June 30, 2012, related to the purchase of six properties for an aggregate purchase price of $25.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the six months ended June 30, 2011.
Interest Expense
Interest expense for the six months ended June 30, 2012 of $0.4 million, primarily related to mortgage notes payable. As of June 30, 2012 our mortgage notes payable of $16.2 million had a weighted average effective interest rate of 4.49%. Interest expense also includes interest related to our unsecured note payable, entered into in March 2012, of $5.0 million, which bears interest at 8%. There were no mortgage or notes payable and therefore no interest expense during the six months ended June 30, 2011.
Cash Flows for the Six Months Ended June 30, 2012
During the six months ended June 30, 2012, net cash used in operating activities was approximately $21,000. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2012 included $0.6 million of acquisition and transaction costs. Cash outflows included a net loss adjusted for non-cash items of $0.3 million (net loss of $0.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of approximately $0.5 million). This cash outflow was partially offset by an increase of $0.2 million in accounts payable and accrued expenses due to interest payable related to mortgage and notes payable and accrued professional fees, an increase in deferred rent of $0.1 million and a decrease in prepaid expenses of approximately $38,000, related to prepaid board of directors fees.
Net cash used in investing activities of $10.6 million during six months ended June 30, 2012 primarily related to the acquisition of six properties with an aggregate purchase price of $25.2 million. One property was financed at acquisition with $14.6 million of mortgage notes payable.
Net cash provided by financing activities of $11.9 million during the six months ended June 30, 2012, related to proceeds from the issuance of common stock of $6.2 million, $6.5 million of proceeds from notes and mortgage notes payable and $0.4 million in funding from affiliates. These inflows were partially offset by payments related to offering costs of $0.5 million, $0.5 million of payments for financing costs, $0.1 million in distributions, $0.1 million in repurchases of common stock and an increase in restricted cash of $0.2 million.
Cash Flows for the Six Months Ended June 30, 2011
During the six months ended June 30, 2011, we had a net loss of approximately $23,000 and approximately $2,000 of payments of deferred offering costs, which was offset by proceeds from affiliated entities of approximately $46,000.
Liquidity and Capital Resources
In January 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first properties and commenced our real estate operations in January 2012. As of June 30, 2012, we owned six properties with an aggregate base purchase price of $25.2 million, excluding acquisition costs.
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

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, if any, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing offering. We may also from time to time enter into other agreements with third parties whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.
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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association “NASAA” REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of the FedEx distribution facility on March 21, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term mezzanine debt incurred in connection with the acquisition on or before the debt matures in March 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2012, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 64.1%.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2012, we had 0.7 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total proceeds, including shares issued under the DRIP of $6.4 million.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of June 30, 2012, we have repurchased a total of 10,977 shares of common stock at an average NAV of $9.11 per share for $0.1 million. In July 2012, we repurchased an additional 30,675 shares at an average NAV of $9.78 for $0.3 million.
As of June 30, 2012, we had cash of approximately $1.3 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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

Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under accounting principles generally accepted in the United States ("GAAP").
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
The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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

The below table reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the periods presented. Items are presented net of non-controlling interest portions where applicable.

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2012	June 30, 2012	June 30, 2012
Net loss (in accordance with GAAP)	$(502)	$(285)	$(787)
Depreciation and amortization	40	357	397
FFO	(462)	72	(390)
Acquisition fees and expenses (1)	514	46	560
Straight-line rent (2)	(1)	(11)	(12)
MFFO	$51	$107	$158
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

Distributions
On September 15, 2011, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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
During the six months ended June 30, 2012, distributions paid to stockholders totaled $0.1 million inclusive of approximately $2,000 of distributions issued under the DRIP. As of June 30, 2012, cash used to pay our distributions was primarily generated from cash provided by financings and proceeds from the issuance of common shares.

The following table shows the sources for the payment of distributions to common stockholders for the three and six months ended June 30, 2012.

	Three Months Ended				Six Months Ended
	March 31, 2012		June 30, 2012		June 30, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$12		$77		$89
Distributions reinvested	—		2		2
Total distributions	12		$79		$91

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%	$—	—%
Proceeds from issuance of common stock	12	100.0%	—	—%	12	13.2%
Common stock issued under the DRIP / offering proceeds	—	—%	2	2.5%	2	2.2%
Proceeds from financings	—	—%	77	97.5%	77	84.6%
Total sources of distribution coverage	$12	100.0%	$79	100.0%	$91	100.0%

Cash flows used in operations (GAAP basis) (1)	$(358)		$337		$(21)

Net loss (in accordance with GAAP)	$(502)		$(285)		$(787)
___________________
(1) Cash flows used in operations for the three months ended March 31, 2012 and the three and six months ended June 30, 2012 includes acquisition and transaction related expenses of $0.5 million, $46,000 and $0.6 million, respectively.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from September 10, 2010 (date of inception) through June 30, 2012:

For the Period from September 10, 2010 (date of inception) to
(In thousands)	June 30, 2012
Distributions paid to:
Common stockholders in cash	$89
Common stockholders pursuant to DRIP	2
Total distributions paid	$91

Reconciliation of net loss:
Revenues	$588
Acquisition and transaction related	(560)
Depreciation and amortization	(397)
Property operating expenses	(57)
Other non-operating expenses	(369)
Net loss (in accordance with GAAP) (1)	$(795)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of June 30, 2012, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2012:

		July 1, 2012 - December 31, 2012	Years Ended December 31,
(In thousands)	Total		2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$16,155	$—	$4,909	$—	$11,246
Note payable	5,000	—	5,000	—	—
	$21,155	$—	$9,909	$—	$11,246
Interest Payments Due:
Mortgage notes payable	$2,416	$363	$992	$929	$132
Note payable	325	203	122	—	—
	$2,741	$566	$1,114	$929	$132
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
Related-Party Transactions and Agreements
 We have entered into agreements with affiliates of our Sponsor, whereby we pay certain fees or reimbursements to our Advisor or its affiliates in connection with acquisition activities, sales of common stock in our IPO, asset and property management services and reimbursement of operating and offering related costs. See Note 10 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and unsecured notes payable, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2012, our debt included fixed-rate secured mortgage financings and a note payable, with a carrying value and fair value of $16.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by $0.1 million.
At June 30, 2012, our debt included a variable-rate mortgage note payable with a carrying and fair value of $4.9 million. Interest rate volatility associated with this variable-rate mortgage debt effects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by approximately $49,000 annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure.
As the information presented above includes only those exposures that existed as of June 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect your overall return.
We began to pay distributions in the first quarter of 2012. For the six months ended June 30, 2012, our cash flows used in operations of $(21,000) was a shortfall of approximately $0.1 million, or 100%, to our distributions paid of $0.1 million during such period, and such shortfall was paid from proceeds from common stock issued and mortgage financings. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Despite our present intention, no assurance can be given that any particular property we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

Table of Contents

If we were considered to actually or constructively pay a ‘preferential dividend’ to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We can provide no assurance that we will not be treated as inadvertently paying preferential dividends.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2012.
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-169821) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2012, we have issued 0.7 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total proceeds from the IPO of $6.4 million, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(in thousands)	June 30, 2012
Selling commissions and dealer manager fees	$40
Other organization and offering costs	751
Total offering costs	$791
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Six Months Ended
(in thousands)	June 30, 2012
Total commissions paid to the Dealer Manager	$40
Less:
Commissions to participating brokers	(23)
Reallowance to participating broker dealers	(2)
Net to the Dealer Manager	$15

Table of Contents

Cumulative offering costs incurred included $1.0 million from our Advisor and Dealer Manager. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2012, we have incurred $3.2 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold at quarter end. Total proceeds from the IPO of $6.4 million exceeded cumulative offering costs by $3.2 million at June 30, 2012.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of June 30, 2012, we have used the net proceeds from our IPO and debt financing to purchase six properties with an aggregate purchase price of $25.2 million.
During the six months ended June 30, 2012, we have repurchased a total of 10,977 shares of common stock at an average NAV of $9.11 per share for $0.1 million. In July 2012, we repurchased an additional 30,675 shares at an average NAV of $9.78 for $0.3 million.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement of the Company
10.1 (2)	Amended and Restated Escrow Agreement among American Realty Capital Daily Net Asset Value Trust, Inc., UMB Bank, N.A. and Realty Capital Securities, LLC
10.20 *	Agreement for Purchase and Sale of Real Property between AR Capital and Sunset Enterprise Trust, dated April 14, 2012
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

__________________________________
*    Filed herewith
(1)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 3, 2012
(2)    Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2012