Form 10-Q
period 2012-09-30
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2012-11-07
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-169821
American Realty Capital Daily Net Asset Value Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-3441614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

On October 31, 2012, the registrant had 312,326 shares of retail common stock and 469,254 shares of institutional common stock outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$1,541	$—
Buildings, fixtures and improvements	20,837	—
Acquired intangible lease assets	2,826	—
Total real estate investments, at cost	25,204	—
Less accumulated depreciation and amortization	(761)	—
Total real estate investments, net	24,443	—
Cash	1,183	—
Restricted cash	150	—
Prepaid expenses and other assets	87	85
Deferred costs, net	371	—
Total assets	$26,234	$85

LIABILITIES AND EQUITY
Mortgage notes payable	$16,155	$—
Note payable	5,000	—
Derivatives, at fair value	384	—
Accounts payable and accrued expenses	3,201	2,283
Deferred rent and other liabilities	123	—
Distributions payable	42	—
Total liabilities	24,905	2,283

Temporary equity:
Redeemable common stock	349	—

Permanent equity:
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 727,764 and 31,222 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	7	—
Additional paid-in capital	2,616	(2,190)
Accumulated other comprehensive loss	(384)	—
Accumulated deficit	(1,259)	(8)
Total stockholders' equity (deficit)	980	(2,198)
Total liabilities and equity	$26,234	$85

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$497	$—	$1,083	$—
Operating expense reimbursement	21	—	23	—
Total revenues	518	—	1,106	—
Operating expenses:
Property operating	23	—	26	—
Operating fees to affiliate	—	—	—	—
Acquisition and transaction related	—	—	560	—
General and administrative	23	48	69	71
Depreciation and amortization	364	—	761	—
Total operating expenses	410	48	1,416	71
Operating income (loss)	108	(48)	(310)	(71)
Interest expense	(324)	—	(693)	—
Net loss	$(216)	$(48)	$(1,003)	$(71)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(67)	—	(384)	—
Comprehensive loss	$(283)	$(48)	$(1,387)	$(71)

Basic and diluted weighted average shares outstanding	698,939	22,222	539,062	22,222
Basic and diluted net loss per share	$(0.31)	NM	$(1.86)	NM
___________________________
NM — Not Meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2012
(In thousands, except for share data)
(Unaudited)

	Permanent Equity							Temporary Equity
	Common Stock				Accumulated
	Number of Shares		Par Value	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Redeemable Common Stock
Balance, December 31, 2011	31,222		$—	$(2,190)	$—	$(8)	$(2,198)	$—
Issuance of common stock	727,161		7	6,634	—	—	6,641	—
Redeemable common stock	—		—	(349)	—	—	(349)	349
Common stock offering costs, commissions and dealer manager fees	—		—	(1,097)	—	—	(1,097)	—
Common stock issued through distribution reinvestment plan	712		—	7	—	—	7	—
Common stock repurchases	(41,652)		—	(400)	—	—	(400)	—
Share-based compensation	10,321		—	11	—	—	11	—
Distributions declared	—		—	—	—	(248)	(248)	—
Net loss	—		—	—	—	(1,003)	(1,003)	—
Other comprehensive loss	—	—	—	—	(384)	—	(384)	—
Balance, September 30, 2012	727,764		$7	$2,616	$(384)	$(1,259)	$980	$349

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,003)	$(71)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	650	—
Amortization of intangibles	111	—
Amortization of deferred financing costs	87	—
Share-based compensation	11	2
Changes in assets and liabilities:
Prepaid expenses and other assets	(22)	(6)
Accounts payable and accrued expenses	181	17
Deferred rent and other liabilities	123	—
Net cash provided by (used in) operating activities	138	(58)
Cash flows from investing activities:
Investment in real estate and other assets	(10,559)	—
Net cash used in investing activities	(10,559)	—
Cash flows from financing activities:
Proceeds from note payable	5,000	—
Proceeds from mortgage notes payable	1,530	—
Payments of deferred financing costs	(458)	—
Proceeds from issuance of common stock, net	6,641	—
Common stock repurchases	(400)	—
Payments of offering costs and fees related to stock issuance	(685)	(536)
Distributions paid	(199)	—
Advances from affiliate	325	594
Restricted cash	(150)	—
Net cash provided by financing activities	11,604	58
Net change in cash	1,183	—
Cash, beginning of period	—	—
Cash, end of period	$1,183	$—

Supplemental Disclosures
Cash paid for interest	$515	$—
Cash paid for income taxes	—	—

Non-cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$14,625	$—
Common stock issued through distribution reinvestment plan	7	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the "Company") was incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a real estate investment trust for U.S. federal income tax purposes for the taxable year ending December 31, 2012. On August 15, 2011, the Company commenced its initial public offering ("IPO") on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
As of September 30, 2012, the Company had 0.7 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $6.4 million, including shares issued under the DRIP. As of September 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $7.0 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective net asset value ("NAV") per share.
The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of September 30, 2012, the Company owned six properties with an aggregate purchase price of $25.2 million, comprising 148,248 rentable square feet, which were 100% leased.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2011, which are included in the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2012. There have been no significant changes to Company's significant accounting policies during the nine months ended September 30, 2012 other than the updates described below.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the nine months ended September 30, 2012. There were no assets acquired or liabilities assumed during the nine months ended September 30, 2011.

Nine Months Ended
(Dollar amounts in thousands)	September 30, 2012
Real estate investments, at cost:
Land	$1,541
Buildings, fixtures and improvements	20,837
Total tangible assets	22,378
Acquired intangibles:
In-place leases	2,826
Total assets acquired	25,204
Deposits paid in prior year	(20)
Mortgage notes payable used to acquire real estate investments	(14,625)
Cash paid for acquired real estate investments	$10,559
Number of properties purchased	6
The Company acquires and operates commercial properties. All such properties may be acquired and operated by the Company alone or jointly with another party. The Company's portfolio of real estate properties is comprised of the following properties, which were 100% leased as of September 30, 2012:

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
					(In thousands)	(In thousands)
Family Dollar	Jan. 2012	2	16,000	9.2	$138	$1,453	9.5%	$8.63
Dollar General	Jan. 2012	1	9,013	14.2	83	975	8.5%	9.21
Family Dollar II	Jan. 2012	1	8,320	8.8	90	991	9.1%	10.82
FedEx	Mar. 2012	1	111,865	14.3	1,518	19,740	7.7%	13.57
Circle K	May 2012	1	3,050	11.6	157	2,045	7.7%	51.48
		6	148,248	13.7	$1,986	$25,204	7.9%	$13.40
_____________________

(1)	Remaining lease term in years as of September 30, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the three months ended September 30, 2012, or since acquisition date, for the property portfolio. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of September 30, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company subsequent to September 30, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2012 — December 31, 2012	$485
2013	1,942
2014	1,942
2015	1,942
2016	1,942
Thereafter	18,535
$26,788
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of September 30, 2012:

Tenant	September 30, 2012
FedEx	76.4%
Family Dollar	11.5%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of September 30, 2012.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income as of September 30, 2012. The Company held no properties at September 30, 2011:

State	September 30, 2012
New York	76.4%
Note 4 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an unaffiliated third party investor. The note payable bears interest at a fixed rate of 8.0% per annum and matures in March 2013. The note payable has two one-year extension options. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable as of September 30, 2012 consists of the following. There were no mortgage notes payable as of December 31, 2011.

Portfolio	Encumbered Properties		Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
			(In thousands)
Multi-Tenant (1)	4		$1,530	4.60%		Fixed	Feb. 2017
FedEx	1		9,716	4.05%	(2)	Fixed	Mar. 2017
FedEx	—	(3)	4,909	5.30%	(3)	Variable	Mar. 2013
Total	5		$16,155	4.48%	(4)
__________________

(1)	Multi-Tenant mortgage collateralized by the Family Dollar, Dollar General and Family Dollar II portfolios.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Mezzanine loan collateralized by the FedEx property. The mezzanine loan bears interest at LIBOR plus 5.0%.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of September 30, 2012.

The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2012:

(In thousands)	Future Principal Payments
October 1, 2012 — December 31, 2012	$—
2013	4,909
2014	—
2015	—
2016	—
Thereafter	11,246
$16,155
The Company's sources of recourse financing generally require financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of September 30, 2012, the Company was in compliance with debt covenants under the loan agreements.
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
September 30, 2012
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no derivatives at December 31, 2011.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2012
Interest rate swap	$—	$384	$—	$384
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2012.
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

		Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2012	September 30, 2012
Mortgage notes payable	3	$16,155	$16,155
Note payable	3	$5,000	$5,000
The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives have been used to hedge the variable cash flows with forecasted variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2012, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of September 30, 2012, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk. The Company did not have any derivative agreements as of December 31, 2011.

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2012. The Company did not have any derivative financial instruments as of December 31, 2011.

(In thousands)	Balance Sheet Location	September 30, 2012
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(384)

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012. The Company did not have any derivative financial instruments as of December 31, 2011.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(98)	$(446)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(31)	$(62)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
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
As of September 30, 2012, the fair value of derivatives in a liability position, including accrued interest, excluding any adjustment for non performance risk related to the agreement was $0.4 million. As of September 30, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.4 million at September 30, 2012.
Note 8 — Common Stock
The Company has the following common shares outstanding, excluding unvested restricted shares, and NAV per share as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
Class of common stock	Number		NAV per share	Number	NAV per share
Retail	302,937		$9.86	22,222	$9.00
Institutional	407,427		$9.79	—	$9.00
Total	710,364	(1)		22,222
_____________________

(1)	Excluding 17,400 unvested restricted shares of common stock issued to independent directors under the restricted share plan
On September 15, 2011, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 per annum. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
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
September 30, 2012
(Unaudited)

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
When a stockholder requests repurchase and the repurchase is approved, the Company reclassifies such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP have the status of authorized but unissued shares. As of September 30, 2012, aggregate shares of common stock with a settlement value of $0.3 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity. As of September 30, 2012, the Company has repurchased a total of 41,652 shares of common stock at an average NAV of $9.60 per share for $0.4 million.
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
Note 10 — Related Party Transactions and Arrangements
As of September 30, 2012 and December 31, 2011, the Sponsor and an entity wholly owned by the Sponsor owned 244,444 and 22,222 shares of retail common stock, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of September 30, 2012 and December 31, 2011, the Company had $1.2 million and $0.9 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

For the institutional shares, the Dealer Manager receives an asset-based platform fee, which is a deferred distribution fee that compensates the Dealer Manager and participating broker-dealers for services in connection with the distribution of the institutional shares, that is payable monthly in arrears and is deducted from the daily NAV on the institutional shares in an amount equal to (a) the number of shares of our common stock outstanding each day during such month, excluding shares issued under the DRIP, multiplied by (b) 1/365th of 0.70% of the NAV on the institutional shares during such day. The Dealer Manager may re-allow a portion of this fee to participating broker dealers. The Company incurred total commissions, dealer manager and asset-based platform fees from the Dealer Manager of approximately $21,000 and $0.1 million during the three and nine months ended September 30, 2012, respectively. There were no such fees incurred during the three and nine months ended September 30, 2011.
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. During the three and nine months ended September 30, 2012, the Company had incurred $0.1 million and $0.5 million of offering cost reimbursements from the Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2012, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $3.3 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, cumulative offering costs were $3.5 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of September 30, 2012.
The Company had accrued expenses payable to the Advisor and the Dealer Manager of $1.1 million and $0.6 million as of September 30, 2012 and December 31, 2011, respectively, for services relating to the IPO and offering and other costs paid on behalf of the Company.
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
The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the monthly average of our daily NAV, payable on the first business day of each month for the respective month. Such fee will be payable, at the discretion of our board of directors, in cash, common stock or restricted stock grants or any combination thereof. This fee will be allocated between the retail shares and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that funds from operations, as adjusted, during the six months ending on the last day the of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than distributions declared with respect to such six month period.
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table reflects related party fees incurred and forgiven during the three and nine months ended September 30, 2012. There were no such fees were incurred or waived during the three and nine months ended September 30, 2011.

	Three Months Ended
	September 30, 2012
(In thousands)	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—
Other expense reimbursements	—	—
Ongoing fees:
Asset management fees (1)	—	17
Property management and leasing fees	—	5
Total related party operation fees and reimbursements	$—	$22

	Nine Months Ended
	September 30, 2012
(In thousands)	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$408	$—
Other expense reimbursements	20	—
Ongoing fees:
Asset management fees (1)	—	38
Property management and leasing fees	—	11
Total related party operation fees and reimbursements	$428	$49
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There was no reimbursement incurred from the Advisor for providing services during the three and nine months ended September 30, 2012 or 2011.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three and nine months ended September 30, 2012 or 2011.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Advisor elected to absorb $0.1 million and $0.4 million of general and administrative expenses during the three and nine months ended September 30, 2012, respectively. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. No expenses were absorbed by the Advisor during the three and nine months ended September 30, 2011.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the three and nine months ended September 30, 2012 or 2011.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three and nine months ended September 30, 2012 or 2011.
The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the market value of the Company's issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the three and nine months ended September 30, 2012 or 2011.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2012 and December 31, 2011, no stock options were issued under the Plan.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, disposition fees and subordinated distributions payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that the Company sells and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the nine months ended September 30, 2012:

	Number of Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	9,000	$10.00
Granted	18,000	9.12
Vested	(600)	10.00
Forfeited	(9,000)	10.68
Unvested, September 30, 2012	17,400	$9.25
The fair value of the shares will be expensed over the vesting period of five years. Adjusted for the timing of board member resignations and admissions, compensation expense related to restricted stock was approximately $8,000 and $11,000 during the three and nine months ended September 30, 2012, respectively. There were no restricted shares issued during the three and nine months ended September 30, 2011.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The Company issued 1,321 shares of common stock to directors during the nine months ended September 30, 2012 in lieu of approximately $13,000 of board fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the nine months ended September 30, 2011.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net loss	$(216)	$(48)	$(1,003)	$(71)
Basic and diluted weighted average common shares outstanding	698,939	22,222	539,062	22,222
Basic and diluted net loss per share	$(0.31)	NM	$(1.86)	NM
________________
NM - not meaningful
Note 14  — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of October 31, 2012, the Company had 0.8 million shares outstanding, including unvested restricted shares. Total gross proceeds,net of repurchases, from these issuances were $7.2 million, including shares issued under the DRIP. As of October 31, 2012, the aggregate value of all share issuances was $7.7 million based on a per share equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date, net of repurchases, including shares issued under the DRIP is as follows:

Source of Capital (in thousands)	Inception to September 30, 2012	October 1, 2012 to October 31, 2012	Total
Common stock	$6,448	$714	$7,162
Acquisitions
The following table presents certain information about the properties that the Company acquired from October 1, 2012 to October 31, 2012.

(dollar amounts in thousands)	Number of properties	Base Purchase Price (1)	Square Feet
Total portfolio — September 30, 2012	6	$25,204	148,248
Acquisitions	1	1,170	9,002
Total portfolio — October 31, 2012	7	$26,374	157,250
_______________________________
(1) Contract purchase price, excluding acquisition and transaction related costs.
Impacts of Hurricane Sandy
The Company is communicating with its tenants to evaluate whether any of its properties may have been affected by Hurricane Sandy in a manner that would have resulted in any property damage or financial impact, as well as the Company's ability to recover, through its insurance policies, any loss due to interruption of business or damage to any property. While the Company believes its property and other insurance will significantly defray the cost of fixing any damage and compensating the Company for any loss, there can be no assurance that such insurance will be sufficient to compensate the Company for construction costs or lost revenue.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We only owned six properties as of September 30, 2012.
Overview
We were incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a REIT for the taxable year ended December 31, 2012. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
As of September 30, 2012, we had 0.7 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $6.4 million. As of September 30, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $7.0 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of September 30, 2012, we owned six properties with an aggregate purchase price of $25.2 million, comprising 148,248 rentable square feet, which were 100% leased. As of September 30, 2012, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 100% of annualized rental income on a straight-line basis.
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
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the "Property Manager") serves as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by our sponsor, AR Capital, LLC, (the "Sponsor"). These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
Revenue Recognition
Our revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We defer the revenue related to lease payments received from tenants in advance of their due dates.
We continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.
Long-lived assets are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted or when they are designated as held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Additionally, decisions regarding when a property should be classified as held for sale are also highly subjective and require significant management judgment.
Events or changes in circumstances that could cause an evaluation for impairment include the following:

•	a significant decrease in the market price of a long-lived asset;

•	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

We review our portfolio on an ongoing basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.
Purchase Price Allocation
We allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. We utilize various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third-parties or on our analysis of comparable properties in our portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by us in our analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 12 months. We also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.
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
The aggregate value of intangible assets related to customer relationship is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from nine to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We record all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial position or results of operations.
Results of Operations
We purchased our first properties and commenced our real estate operations in January 2012. As of September 30, 2012, we owned six properties with an aggregate purchase price of $25.2 million, which were 100% leased. As of September 30, 2011, we did not own any properties. Accordingly, our results of operations for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 reflect significant increases in most categories.

Comparison of the Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011
Rental Income
Rental income for the three months ended September 30, 2012 was $0.5 million. Rental income was driven by our acquisition of six properties for an aggregate purchase price of $25.2 million, representing 148,248 square feet, which were 100% leased as of September 30, 2012, with an annualized rental income per square foot of $13.40. We did not own any properties and therefore, had no rental income during the three months ended September 30, 2011.
Operating Expense Reimbursements
Operating expense reimbursements were approximately $21,000 for the three months ended September 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore, had no operating expense reimbursement revenue for the three months ended September 30, 2011.
Property Operating Expenses
Property operating expenses were approximately $23,000 for the three months ended September 30, 2012. These costs primarily relate to real estate taxes and insurance costs associated with maintaining our properties. We did not own any properties and therefore, had no property operating expenses for the three months ended September 30, 2011.
Operating Fees to Affiliates
Our Advisor and Property Manager are entitled to fees for the management of our properties. Our Advisor and Property Manager elected to waive these fees for the three months ended September 30, 2012. For the three months ended September 30, 2012, we would have incurred aggregate asset management and property management fees of approximately $22,000 had these fees not been waived. We did not own any properties as of September 30, 2011 and therefore had no operating fees to affiliates for the three months ended September 30, 2011.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2012 and 2011 were approximately $23,000 and $48,000, respectively. During the three months ended September 30, 2012, general and administrative expenses including professional fees, board member compensation and insurance costs increased by $0.1 million to support our real estate portfolio. This increase was offset by an increase of $0.1 million of general and administrative expenses absorbed by our Advisor during the three months ended September 30, 2012. No such costs were absorbed during the three months ended September 30, 2011.
Depreciation and Amortization Expense
Depreciation and amortization expense of $0.4 million for the three months ended September 30, 2012, related to the purchase of six properties for an aggregate purchase price of $25.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the three months ended September 30, 2011.
Interest Expense
Interest expense for the three months ended September 30, 2012 of $0.3 million, primarily related to mortgage notes payable of $16.2 million with a weighted average effective interest rate of 4.48% as of September 30, 2012. Interest expense also included interest related to our unsecured note payable, received in March 2012, of $5.0 million, which bears interest at 8.0%. There were no mortgage or notes payable and therefore no interest expense during the three months ended September 30, 2011.
Comparison of the Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011.
Rental Income
Rental income for the nine months ended September 30, 2012 was $1.1 million. Rental income was driven by our acquisition of six properties for $25.2 million of properties, representing 148,248 square feet, which were 100% leased as of September 30, 2012, with an annualized rental income per square foot of $13.40. We did not own any properties and therefore, had no rental income during the nine months ended September 30, 2011.

Operating Expense Reimbursements
Operating expense reimbursements were approximately $23,000 for the nine months ended September 30, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore, had no operating expense reimbursement revenue for the nine months ended September 30, 2011.
Property Operating Expenses
Property operating expenses of approximately $26,000 for the nine months ended September 30, 2012, primarily related to real estate taxes and insurance costs associated with maintaining our properties. We did not own any properties and therefore, had no property operating expenses for the nine months ended September 30, 2011.
Operating Fees to Affiliates
Our Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, we would have incurred aggregate asset management and property management fees of approximately $49,000 had these fees not been waived. We did not own any properties as of September 30, 2011 and therefore had no operating fees to affiliates for the nine months ended September 30, 2011.
Acquisition and Transaction Related Expense
Acquisition and transaction related expense was $0.6 million for the nine months ended September 30, 2012. These costs related to our acquisition of six properties for an aggregate purchase price of $25.2 million. There were no properties purchased and therefore no acquisition and transaction related costs for the nine months ended September 30, 2011.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $0.1 million. During the nine months ended September 30, 2012, general and administrative expenses related to professional fees, board compensation and insurance increased by $0.4 million to support our real estate portfolio. This increase was offset by an increase of $0.4 million in general and administrative expenses absorbed by the Advisor during the nine months ended September 30, 2012. No such costs were absorbed during the nine months ended September 30, 2011.
Depreciation and Amortization Expense
Depreciation and amortization expense of $0.8 million for the nine months ended September 30, 2012, related to the purchase of six properties for an aggregate purchase price of $25.2 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the nine months ended September 30, 2011.
Interest Expense
Interest expense for the nine months ended September 30, 2012 of $0.7 million, primarily related to mortgage notes payable of $16.2 million with a weighted average effective interest rate of 4.48% as of September 30, 2012. Interest expense also included interest related to our unsecured note payable, entered into in March 2012, of $5.0 million, which bears interest at 8%. There were no mortgage or notes payable and therefore no interest expense during the nine months ended September 30, 2011.
Cash Flows for the Nine Months Ended September 30, 2012
During the nine months ended September 30, 2012, net cash provided by operating activities was $0.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the nine months ended September 30, 2012 included $0.6 million of acquisition and transaction costs. Cash inflows included an increase of $0.2 million in accounts payable and accrued expenses due to interest payable related to mortgage and notes payable and an increase in deferred rent of $0.1 million. These cash inflows were partially offset by a net loss adjusted for non-cash items of $0.1 million (net loss of $1.0 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $0.9 million) and an increase in prepaid expenses of approximately $22,000, related to unbilled rent receivables due to straight-line basis accounting.
Net cash used in investing activities of $10.6 million during nine months ended September 30, 2012 primarily related to the acquisition of six properties with an aggregate purchase price of $25.2 million. One property was financed at acquisition with $14.6 million of mortgage notes payable.

Net cash provided by financing activities of $11.6 million during the nine months ended September 30, 2012, related to proceeds from the issuance of common stock of $6.6 million, $6.5 million of proceeds from notes and mortgage notes payable and $0.3 million in funding from affiliates. These inflows were partially offset by payments related to offering costs of $0.7 million, $0.5 million of payments for financing costs, $0.4 million in repurchases of common stock, $0.2 million in distributions and an increase in restricted cash of $0.2 million.
Cash Flows for the Nine Months Ended September 30, 2011
During the nine months ended September 30, 2011, we had a net loss of $0.1 million and $0.5 million of payments of deferred offering costs. These cash outflows were offset by proceeds from affiliated entities of $0.6 million.
Liquidity and Capital Resources
In January 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. We received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first properties and commenced our real estate operations in January 2012. As of September 30, 2012, we owned six properties with an aggregate base purchase price of $25.2 million, excluding acquisition costs.
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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association “NASAA” REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of the FedEx distribution facility on March 21, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term mezzanine debt incurred in connection with the acquisition on or before the debt matures in March 2013. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2012, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 64.1%.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2012, we had 0.7 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, including shares issued under the DRIP of $6.4 million.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of September 30, 2012, we have repurchased a total of 41,652 shares of common stock at an average NAV of $9.60 per share for $0.4 million.
As of September 30, 2012, we had cash of approximately $1.2 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States ("GAAP").
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
The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view gains and losses from dispositions of assets as non-recurring items and we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
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

	Three Months Ended			Nine Months Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
Net loss (in accordance with GAAP)	$(502)	$(285)	$(216)	$(1,003)
Depreciation and amortization	40	357	364	761
FFO	(462)	72	148	(242)
Acquisition fees and expenses (1)	514	46	—	560
Straight-line rent (2)	(1)	(11)	(11)	(23)
MFFO	$51	$107	$137	$295
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

Distributions
On September 15, 2011, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 annually per common share. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

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
During the nine months ended September 30, 2012, distributions paid to stockholders totaled $0.2 million inclusive of approximately $7,000 of distributions under the DRIP. As of September 30, 2012, cash used to pay our distributions was primarily generated from cash provided by financings and proceeds from the issuance of common shares.
The following table shows the sources for the payment of distributions to common stockholders for the three and nine months ended September 30, 2012.

	Three Months Ended						Nine Months Ended
	March 31, 2012		June 30, 2012		September 30, 2012		September 30, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$12		$77		$110		$199
Distributions reinvested	—		2		5		7
Total distributions	12		$79		$115		206

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%	$110	95.7%	$110	53.4%
Proceeds from issuance of common stock	12	100.0%	—	—%	—	—%	12	5.8%
Common stock issued under the DRIP / offering proceeds	—	—%	2	2.5%	5	4.3%	7	3.4%
Proceeds from financings	—	—%	77	97.5%	—	—%	77	37.4%
Total sources of distribution coverage	$12	100.0%	$79	100.0%	$115	100.0%	$206	100.0%

Cash flows used in operations (GAAP basis) (1)	$(358)		$337		$159		$138

Net loss (in accordance with GAAP)	$(502)		$(285)		$(216)		$(1,003)
___________________
(1) Cash flows provided by (used in) operations for the three months ended March 31, 2012 and June 30, 2012 and the three and nine months ended September 30, 2012 includes acquisition and transaction related expenses of $0.5 million, $46,000, $0 and $0.6 million, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from September 10, 2010 (date of inception) through September 30, 2012:

For the Period from September 10, 2010 (date of inception) to
(In thousands)	September 30, 2012
Distributions paid to:
Common stockholders in cash	$199
Common stockholders pursuant to DRIP	7
Total distributions paid	$206

Reconciliation of net loss:
Revenues	$1,106
Acquisition and transaction related	(560)
Depreciation and amortization	(761)
Operating expenses	(103)
Other non-operating expenses	(693)
Net loss (in accordance with GAAP) (1)	$(1,011)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of September 30, 2012, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2012:

		October 1, 2012 — December 31, 2012	Years Ended December 31,
(In thousands)	Total		2013-2014	2015-2016	Thereafter
Principal Payments Due:
Mortgage notes payable	$16,155	$—	$4,909	$—	$11,246
Note payable	5,000	—	5,000	—	—
	$21,155	$—	$9,909	$—	$11,246
Interest Payments Due:
Mortgage notes payable	$2,248	$181	$1,006	$929	$132
Note payable	223	101	122	—	—
	$2,471	$282	$1,128	$929	$132

Election as a REIT
We intend to elect to be taxed a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2012. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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
As of September 30, 2012, our debt included fixed-rate secured mortgage financings and a note payable, with a carrying value and fair value of $16.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $0.1 million.
At September 30, 2012, our debt included a variable-rate mortgage note payable with a carrying and fair value of $4.9 million. Interest rate volatility associated with this variable-rate mortgage debt effects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by approximately $49,000 annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We began to pay distributions in the first quarter of 2012. For the nine months ended September 30, 2012, our cash flows provided by operations of $0.1 million was a shortfall of $0.1 million, or 46.6%, to our distributions paid of $0.2 million during such period, and such shortfall was paid from proceeds from common stock issued/DRIP and mortgage financings. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Losses from catastrophes may exceed our insurance coverage.
We carry comprehensive liability and property insurance on our properties and intend to obtain similar coverage for properties we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the nine months ended September 30, 2012.
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-169821) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2012, we have issued 0.7 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $6.4 million, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(in thousands)	September 30, 2012
Selling commissions and dealer manager fees	$61
Other organization and offering costs	1,036
Total offering costs	$1,097

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Nine Months Ended
(in thousands)	September 30, 2012
Total commissions paid to the Dealer Manager	$61
Less:
Commissions to participating brokers	(32)
Reallowance to participating broker dealers	(3)
Net to the Dealer Manager	$26
Cumulative offering costs incurred included $1.1 million from our Advisor and Dealer Manager. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2012, we have incurred $3.5 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold at quarter end. Total proceeds from the IPO of $6.4 million exceeded cumulative offering costs by $2.9 million at September 30, 2012.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of September 30, 2012, we have used the net proceeds from our IPO and debt financing to purchase six properties with an aggregate purchase price of $25.2 million.
During the nine months ended September 30, 2012, we have repurchased a total of 41,652 shares of common stock at an average NAV of $9.60 per share for $0.4 million.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2012

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *	Second Amended and Restated Escrow Agreement among American Realty Capital Daily Net Asset Value Trust, Inc., UMB Bank, N.A. and Realty Capital Securities, LLC
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

__________________________________
*    Filed herewith