Form 10-K
period 2012-12-31
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2013-03-06
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169821). The per share purchase price for each class of shares varies daily and is equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $4.2 million based on the NAV per share for each class of shares.
On February 28, 2013, the registrant had 494,970 shares of retail common stock and 579,786 shares of institutional common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

FORM 10-K
Year Ended December 31, 2012

Forward-Looking Statements
Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Daily Net Asset Value Trust, Inc. (the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised programs or investors, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments. Such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
The purchase price and repurchase price for our shares will be based on our net asset value ("NAV") rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Our initial public offering of common stock (the "IPO"), which commenced on August 15, 2011, is a blind pool offering and you may not have the opportunity to evaluate all of our our investments before you make your purchase of our common stock, thus making your investment more speculative.

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

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT") for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We only owned eight properties as of December 31, 2012.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

PART I
Item 1. Business.
We were incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a REIT for the taxable year ending December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On January 5, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of December 31, 2012, we had 0.9 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $8.1 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $8.6 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of December 31, 2012, we own eight commercial properties with an aggregate purchase price of $27.4 million, comprising 166,264 rentable square feet, which were 100% leased. As of December 31, 2012, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 100% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through American Realty Capital Operating Partnership II, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Trust II Special Limited Partner, LLC (the "Special Limited Partner") holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the "Property Manager") serves as our property manager. Our Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by our sponsor, AR Capital, LLC (the "Sponsor"). These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.

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

•
Low Leverage — We will finance our portfolio opportunistically at a target leverage level of generally not more than 50% loan-to-value (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), although our charter allows leverage to be equivalent to up to 75% of the cost of our investments.

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
Investing in Real Property
We expect to invest in primarily free-standing, single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Advisor will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor will have substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants or guarantors whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012:

Tenant	December 31, 2012
FedEx Corporation	70.4%
Dollar General Corporation	11.8%
Family Dollar Stores, Inc.	10.6%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of December 31, 2012.

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
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider, provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
Our charter does not limit the amount of gross offering proceeds that we may apply to loan originations or investments. Our charter also does not place any limit or restriction on:

•	the percentage of our assets that may be invested in any type or any single loan; or

•	the types of properties subject to the mortgages or other loans in which we invest.
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
Acquisition Structure
We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring retail properties but we also may acquire multifamily, industrial, hotel and other types of real property.

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

Tax Status
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for our taxable year ending December 31, 2013. We believe that, commencing with such taxable year, we will be organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. So long as we distribute at least 90% of our REIT taxable income, we will qualify and continue to qualify for taxation as a REIT and generally will not be subject to federal corporate income tax. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Competition
The retail real estate market is highly competitive. We compete in all real estate markets with other owners and operators of retail real estate properties. The continued development of new retail real estate properties has intensified the competition among owners and operators of these types of real estate in many market areas in which we intend to operate. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to prospective tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on our occupancy levels, rental rates and on the operating expenses of certain of our properties.
In addition, we will compete with other entities engaged in real estate investment activities to locate suitable properties to acquire and to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.
Competition from these and other third party real estate investors may limit the number of suitable investment opportunities available to us. It also may result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.
Regulations
Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.
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
Item 1A. Risk Factors
Risks Related to an Investment in American Realty Capital Daily Net Asset Value Trust, Inc.
We have limited prior operating history and financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have limited operating history and you should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on September 10, 2010. We acquired our first properties in January 2012 and as of December 31, 2012, we have acquired only eight properties and do not otherwise have any operations or independent financing.
Moreover, neither our Advisor nor we have any established financing sources. Presently, both we and our Advisor are funded by capital contributions from AR Capital, LLC, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane, and by proceeds from our IPO. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
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
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment. In addition, the prior public and non-public programs sponsored by the American Capital Group of companies did not produce net income during the years 2008 through 2010. There can be no assurance that we will outperform such programs.
Purchases of common stock by our directors, officers and other affiliates in our offering should not influence investment decisions of independent, unaffiliated investors.
Our directors, officers and other affiliates may purchase shares of our common stock, and any such purchases were included for purposes of determining whether the minimum of $2.0 million of shares of common stock required to release funds from the escrow account was sold. There are no written or other binding commitments with respect to the acquisition of shares by these parties, and there can be no assurance as to the amount, if any, of shares of common stock these parties may acquire in the offering. Any shares purchased by directors, officers and other affiliates of ours will be purchased for investment purposes only. However, the investment decisions made by any such directors, officers or affiliates should not influence your decision to invest in shares of our common stock, and you should make your own independent investment decision concerning the risks and benefits of an investment in our common stock.

Because this is a blind pool offering, you will not have the opportunity to evaluate all of our investments before we make them, which makes an investment in us more speculative.
We have not yet acquired all of the properties or other investments and have not yet identified all of the investments that we may make. Additionally, we will not provide you with information to evaluate our investments prior to our acquisition of the investments and you must instead rely on our board of directors and our Advisor to implement our investment strategy. We seek to invest substantially all the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of real estate properties that are double or triple net-leased to investment grade tenants and real-estate related assets. We also may, in the discretion of our Advisor, invest in other types of real estate or in entities that invest in real estate. In addition, we may make or invest in mortgage, bridge or mezzanine loans or participations therein on our behalf if our board of directors determines, due to the state of the real estate market or in order to diversify our investment portfolio or otherwise, that those investments are advantageous to us.
You may be more likely to sustain a loss on your investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has invested $2.2 million in us through the purchase of 0.2 million retail shares of our common stock, and the Sponsor or any affiliate may not sell this initial investment while the Sponsor remains a sponsor but may transfer the shares to other affiliates. Since we have been successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.
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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2012, we owned eight properties. Except for those investors who purchase shares in our IPO after such time as our prospectus is supplemented to describe one or more investments which have been identified, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of your investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection and acquisition of income-producing properties and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of your overall returns. Generally, we may fund distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. If we encounter any such delays, we may pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings in anticipation of future cash flow, which may constitute a return of your capital. If or Advisor is unable to obtain further suitable investments, we will hold the uninvested proceeds of our IPO in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to you. If we cannot invest the uninvested proceeds from our IPO within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors.
If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Our IPO is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering in our IPO, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Your investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
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
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Mr. Schorsch or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

We may be unable to pay or maintain cash distributions to you or increase distributions to you over time, which could adversely affect the return on your investment.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited prior operating history, we cannot assure you that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT.
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
We began paying distributions in the first quarter of 2012. For the year ended December 31, 2012, our cash flows provided by operations of $0.2 million was a shortfall of $0.1 million, or 34.0%, to our distributions paid of $0.3 million during such period, and such shortfall was paid from proceeds from common stock issued in our IPO and under the DRIP and mortgage financings. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. However, as required by the NASAA REIT Guidelines, our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to you.
Your purchase and redemption of our shares are based on our NAV per share, which is based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our daily NAV per share may not reflect the amount that you might receive for your shares in a market transaction and you will not know the NAV per share at the time of purchase.
We base the daily purchase price and redemption price for shares of our common stock on our NAV per share. NAV is calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. Although an independent valuer will perform valuations of our real estate portfolio, which the board of directors will approve, the valuation may not be precise because the valuation methodologies used to value a real estate portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the redeeming or non-redeeming stockholders or purchasers. Investors will not know the NAV per share at which they will purchase shares at the time that they submit a purchase order. Furthermore, there are no rules or regulations specifically governing what components may be included in the NAV calculation to ensure there is consistency. Therefore, investors should pay close attention to the components used to calculate NAV.
It may be difficult to accurately reflect material events that may impact our daily NAV between valuations and accordingly we may be selling and redeeming shares at too high or too low a price.
Our independent valuer calculates estimates of the market value of our principal assets and liabilities, and our Advisor determines the net value of such assets and liabilities based in part on such estimate provided by the independent valuer. Our Advisor is ultimately responsible for determining the daily NAV per share. Each property is appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Since each property is only appraised annually, there may be changes in the course of the year that are not fully reflected in the daily NAV. As a result, the published NAV per share may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our independent valuer and Advisor monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely complete information regarding any such events. Therefore, the NAV per share published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the redeeming or non-redeeming stockholders or purchasers.

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
Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future. We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another American Realty Capital-sponsored program were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another American Realty Capital-sponsored program were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.
Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs attracts a tenant that we are competing for, acquires a property we are competing for, attracts a tenant that we are competing for, attempts to sell similar properties as us around same time, or in other circumstances where a conflict of interest is not resolved in our favor, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.
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
Our Advisor, our Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs, including American Realty Capital-sponsored REITS, having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Additionally, based on our Sponsor's experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the offering matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their advisors. Four of the American Realty Capital-sponsored REITs, including, American Realty Capital Global Trust, Inc., American Realty Capital Trust IV, Inc., ARC Realty Finance Trust, Inc. and American Realty Capital Healthcare Trust II, Inc., have registration statements that became effective in the past 12 months and currently are offering securities and none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., our president, chief operating officer, secretary and director, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by ARC. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties, to affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with affiliates of our Advisor, (f) compensation to our Advisor, and (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to you and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the partnership agreement of the OP (the "Partnership Agreement"), our Advisor or its affiliates, including the Special Limited Partner will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. For example, the asset management fee is based on NAV, and not on the costs or book value of our investments. Because these fees are based on NAV, the Advisor will benefit from our shares having higher NAV and therefore the Advisor has an incentive to cause the NAV to be higher. Fees payable to our Advisor are based on the purchase price of the properties acquired and may create an incentive for our Advisor to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s and its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The Partnership Agreement will require us to pay a termination fee to our the Special Limited Partner if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of your investment.
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
The American Realty Capital group of companies has sponsored eight other public offerings of non-traded REIT shares, the many of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. Many of these offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. Additionally, our Sponsor is the sponsor of ARCP, which is a REIT that is actively traded on The NASDAQ Global Select Market, which may conduct one or more offerings during our offering period. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
We disclose modified funds from operations ("MFFO"), a non-GAAP financial measure, including in documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors, MFFO, which is a non-GAAP financial measure. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.'' MFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

Because of the differences between MFFO and GAAP net income or loss, MFFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, MFFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.
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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any of its affiliates. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by an affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or by-laws of the corporation. Our by-laws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
The Company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an "investment company" if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an "investment company" if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test." "Investment securities" excludes (A) government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

Since we will be primarily engaged in the business of acquiring real estate, we believe that the Company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. If the Company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of "investment company," we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.
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
If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend (in whole or in part) or terminate or reduce or increase the number of shares to be purchased under the share repurchase program upon 30 days' notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit your ability to sell your shares. Our share repurchase program is designed to allow stockholders to request redemptions on a daily basis but our ability to fulfill redemption requests is subject to a number of limitations. Most importantly, most of our assets consist of real estate properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. In addition, we will limit shares redeemed during a calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter, or approximately 20% of our NAV in any 12 month period. Furthermore, our board of directors may limit, modify or suspend our share repurchase program. Additionally, subject to limited exceptions, shares of our common stock that are redeemed within four months of the date of purchase may be subject to a short-term trading fee of 2% of the aggregate NAV per share.
We established the price in the IPO on an arbitrary basis; as a result, the actual value of your investment may be substantially less than what you pay.
Our board of directors arbitrarily determined the initial selling price of the shares in our IPO of $9.00 per share of retail common stock (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and $9.00 per share of institutional common stock, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that you would receive upon liquidation.
Because the Dealer Manager is one of our affiliates, you will not have the benefit of an independent review of the prospectus or us, which is customarily performed in underwritten offerings.
The Dealer Manager is one of our affiliates and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker dealer to make an independent review of the terms of our offering. If your broker dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors’ interest.
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors’ interests.

Your interest in us will be diluted if we issue additional shares, which could adversely affect the value of your investment.
Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock designated, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP. In addition, the partnership agreement for the OP contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.
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
In order to calculate our daily NAV, our properties are initially valued at cost, which we believe represents fair value. After this initial valuation, valuations of properties are conducted in accordance with our valuation guidelines and are based partially on appraisals performed by our independent valuer at least annually after the respective calendar quarter in which such property was acquired. Similarly, our real estate related asset investments are initially valued at cost, and thereafter are valued at least annually (with approximately 25% of all properties being appraised each quarter), or in the case of liquid securities, daily, as applicable, at fair value as determined by our Advisor. The valuation methodologies used to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager. Because the price you will pay for shares of our common stock in our offering, and the price at which your shares may be redeemed by us pursuant to our redemption plan, are based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.
Although our Advisor is responsible for calculating our daily NAV, our Advisor will base its calculations in part on independent appraisals of our properties, the accuracy of which our Advisor will not independently verify.
In calculating our daily NAV, our Advisor includes the net value of our real estate and real estate-related assets, based in part on valuations of individual properties that were obtained from our independent valuer. Although our Advisor is responsible for the accuracy of the daily NAV calculation and has provided our independent valuer with our valuation guidelines, which have been adopted by our board of directors, we will not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
Our NAV per share may suddenly change if the appraised values of our properties materially change or the actual operating results differ from what we originally budgeted for that month.
Appraisals of our properties upon which our Advisor’s estimate of the value of our real estate and real estate-related assets will partly be based will probably not be spread evenly throughout the calendar year. We anticipate that such appraisals will be conducted near the end of each calendar quarter or each calendar month. Therefore, when these appraisals are reflected in our NAV calculation for which our Advisor is ultimately responsible, there may be a sudden change in our NAV per share. In addition, actual operating results for a given month may differ from our original estimate, which may affect our NAV per share. We base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the daily NAV per share for the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our NAV per share to change, and such change will occur on the day the adjustment is made.”

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
We carry comprehensive liability and property insurance on our properties and intend to obtain similar coverage for properties we acquire in the future. Some losses, generally of a catastrophic nature, such as losses from floods, hurricanes or earthquakes, are subject to limitations, and thus may be uninsured. If we suffer a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement value of our lost investments. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
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
We rely significantly on four major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.

As of December 31, 2012, the following four major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

•	FedEx, represented 70.4% of total annualized rental income;

•	Dollar General, represented 11.8% of total annualized rental income;

•	Family Dollar, represented 10.6% of total annualized rental income; and

•	Circle K, represented 7.2% of total annualized rental income.
Therefore, the financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant's financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.

We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2012:

•	$1.5 million, or 70.4%, of our annualized rental income came from properties located in New York;

•	$0.2 million, or 7.3%, of our annualized rental income came from properties located in Arizona; and

•	$0.1 million, or 6.4%, of our annualized rental income came from properties located in Mississippi.
As of December 31, 2012, our tenants operated in seven states. Any downturn in one or more of these states, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to the Company.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our offering’s gross proceeds to buy real estate and pay various fees and expenses. We intend to reserve only 0.1% of the gross proceeds from our offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
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
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that leases will be negotiated on a basis that passes such tax onto the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to you.

CC&Rs may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to you.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, known as ("CC&Rs"), restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from our offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
There may be a substantial period of time before the proceeds of our offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the payment of cash distributions attributable to those particular properties.

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
State and federal laws in this are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
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
Our properties will be subject to the Americans with Disabilities Act of 1990 ("Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure you that we will be able to acquire properties that comply with the Disabilities Act or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets have recently experienced increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the such market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict how well the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, ("FASB"), and the International Accounting Standards Board, ("IASB"), conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB and the IASB jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. A revised exposure draft is expected to be issued in 2013. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.
Retail Industry Risks
The recent economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.
The recent economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of the retail properties that we plan to acquire and our results of operations.
Continued disruptions in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms, our ability to service any future indebtedness that we may incur and the values of our investments.
The capital and credit markets have been experiencing extreme volatility and disruption for the last four years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit. We will rely on debt financing to finance our properties and possibly other real estate-related investments. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reducing the number of acquisitions we would otherwise make, and/or to dispose of some of our assets. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.

Any continued disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we will acquire. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could further negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

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
Rental income from office properties fluctuates with general market and economic conditions. Our office properties may be adversely affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. If economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our stockholders may be adversely affected by the following potential conditions, among others:

•
that significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
that our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

•
that reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•	that reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital.
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
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt, and high levels of debt could hinder our ability to make distributions and could decrease the value of your investment.
We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we generally distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.
Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter and in accordance with the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our borrowings to not more than 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our offering we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.
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
The domestic and international commercial real estate debt markets are currently experiencing tightening of underwriting standards by lenders and credit rating agencies. This has resulted in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
In addition, the state of the debt markets could have an impact on the overall amount of capital invested in real estate which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.
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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives.
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
Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is our intention to limit our aggregate borrowings to not more than 50% of the fair market value of all of our assets (calculated after the close of our ongoing offering and once we have invested substantially all the proceeds of our offering), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our offering we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

We may invest in collateralized mortgage-backed securities, which may increase our exposure to credit and interest rate risk.
We may invest in collateralized mortgage-backed securities ("CMBS"), which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.
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
We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
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
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service ("IRS") and is not a guarantee that we will qualify, or continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification. Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or indirectly through any subsidiary entity, including our operating partnership, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Our taxable REIT subsidiaries are subject to corporate-level taxes and our dealings with our taxable REIT subsidiaries may be subject to 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% of the gross value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.
A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
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
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, ("OID"), or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
We may choose to make distributions in our own stock, in which case you may be required to pay U.S. federal income taxes in excess of the cash dividends you receive.
In connection with our qualification as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay U.S. federal income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.
Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from our taxable REIT subsidiaries, or (3) constitute a return of capital generally to the extent that they exceed our accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
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
Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). The per share price for shares purchased pursuant to our distribution reinvestment plan will be equal to the per share NAV for each class, which is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. However, retail shares offered in our primary offering are offered at the per share NAV plus applicable selling commissions and the dealer manager fee of up to 10% in the aggregate of the per share purchase price. If the IRS were to take a position contrary to our position that the per share NAV reflects the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend. There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We can provide no assurance that we will not be treated as inadvertently paying preferential dividends.

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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
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
In order to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT while we so qualify. Unless exempted by our board of directors, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Code) more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs") generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain dividend will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred (or is deemed to have incurred) debt to purchase or hold our common stock, or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2012, we owned eight properties located in seven states. All of these properties are freestanding, single-tenant properties, 100% leased with a weighted average remaining lease term of 13.6 years as of December 31, 2012. In the aggregate, these properties represent 166,264 rentable square feet.
The following table represents certain additional information about the properties we own at December 31, 2012:

Portfolio Property	Acquisition Date	Number of Properties	Rentable Square Feet	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
					(In thousands)	(In thousands)
Family Dollar I	Jan. 2012	2	16,000	9.0	$138	$1,453	9.5%	$8.63
Dollar General I	Jan. 2012	1	9,013	13.9	83	975	8.5%	9.21
Family Dollar II	Jan. 2012	1	8,320	8.5	90	991	9.1%	10.82
FedEx I	Mar. 2012	1	111,865	14.1	1,518	19,740	7.7%	13.57
Circle K I	May 2012	1	3,050	11.3	157	2,045	7.7%	51.48
Dollar General II	Oct. 2012	1	9,002	14.8	90	1,170	7.7%	10.00
Dollar General III	Dec. 2012	1	9,014	14.9	81	1,060	7.6%	8.99
		8	166,264	13.6	$2,157	$27,434	7.9%	$12.97
_____________________

(1)	Remaining lease term in years as of December 31, 2012, calculated on a weighted-average basis.

(2)
Annualized net operating income for the year ended December 31, 2012, or since acquisition date, for the property portfolio. Net operating income is rental income on a straight-line basis, which includes tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized net operating income divided by base purchase price.

(5)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Industry Concentration
The following table details the industry distribution of our portfolio as of December 31, 2012

Industry	No. of Buildings	Rentable Square Feet	Square Foot %	Annualized Rental Income(1)	Annualized Rental Income %
				(In thousands)
Discount Retail	6	51,349	30.9%	482	22.3%
Freight	1	111,865	67.3%	1,518	70.4%
Gas/Convenience	1	3,050	1.8%	157	7.3%
	8	166,264	100.0%	$2,157	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Geographic Concentration
The following table details the geographic distribution, by state, of our portfolio as of December 31, 2012.

State	Number of Buildings	Square Feet	Square Foot %	Annualized Rental Income (1)	Annualized Rental Income %
				(In thousands)
Arizona	1	3,050	1.8%	$157	7.3%
Illinois	1	9,013	5.4%	83	3.8%
Iowa	1	9,002	5.4%	90	4.2%
Mississippi	2	16,000	9.6%	138	6.4%
New York	1	111,865	67.4%	1,518	70.3%
Oklahoma	1	8,320	5.0%	90	4.2%
Texas	1	9,014	5.4%	81	3.8%
	8	166,264	100.0%	$2,157	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to the Company subsequent to December 31, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$2,112
2014	2,112
2015	2,112
2016	2,112
2017	2,152
2018	2,156
2019	2,156
2020	2,156
2021	2,077
2022	2,007
Thereafter	7,696
$28,848

Tenant Concentration
The following table lists the tenants whose square footage represented greater than 10% of total portfolio square footage as of December 31, 2012:

Tenant	Industry	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term(1)	Renewal Options	Annualized Rental Income(2)	Annualized Rental Income Per Square Foot
								(In thousands)
FedEx	Freight	1	111,865	67.3%	Jan. 2027	14.1	Two five year options	$1,518	$13.57
Family Dollar	Discount Retail	3	24,320	14.6%	Various	8.7	5 to 6 five-year options	$228	$9.38
Dollar General	Discount Retail	3	27,029	16.3%	Various	14.5	3 to 4 five-year options	$254	$9.40
_____________________________

(1)	Remaining lease term in years as of December 31, 2012, calculated on a weighted-average basis.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we on as of December 31, 2012.

Year of Expiration	Number of Leases Expiring(1)	Annualized Rental Income(2)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
(In thousands)
2013	—	$—	—%	—	—%
2014	—	—	—%	—	—%
2015	—	—	—%	—	—%
2016	—	—	—%	—	—%
2017	—	—	—%	—	—%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	—	—	—%	—	—%
2021	2	159	7.4%	16,320	9.8%
2022	1	69	3.2%	8,000	4.8%
Total	3	$228	10.6%	24,320	14.6%
_____________________________

(1)	The three leases listed above are with Family Dollar.

(2)	Annualized rental income as of December 31, 2012 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Property Financings
The following table lists the property financings as of December 31, 2012.

Portfolio	Encumbered Properties		Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
			(In thousands)
Multi-Tenant (1)	4		$1,530	4.60%		Fixed	Feb. 2017
FedEx	1		9,716	4.05%	(2)	Fixed	Mar. 2017
FedEx	—	(3)	4,909	5.21%	(3)	Variable	Mar. 2013
Total	5		$16,155	4.48%	(4)
__________________

(1)	Multi-Tenant mortgage collateralized by the Family Dollar I, Dollar General I and Family Dollar II portfolios.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Mezzanine loan collateralized by the FedEx property. The mezzanine loan bears interest at LIBOR plus 5.0%. We repaid $0.4 million of this loan in February 2013.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2012.
Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
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
In order for Financial Industry Regulatory Authority members and their associated persons to participate in our IPO and sale of shares of common stock pursuant to our offering, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. Prior to the escrow break, the per share purchase price for the retail shares in our IPO was $9.00 (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares was $9.00. Following the escrow break, the per share purchase price for each class of shares varies daily and is equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions. The following table reflects the high and low NAV per share of each class of common stock for each quarter following our escrow break on January 5, 2012:

	NAV Per Retail Share		NAV Per Institutional Share
Quarter	High	Low	High	Low
First Quarter 2012	$9.05	$9.00	$9.01	$9.00
Second Quarter 2012	$9.16	$9.06	$9.11	$9.01
Third Quarter 2012	$9.86	$9.84	$9.79	$9.78
Fourth Quarter 2012	$9.90	$9.87	$9.81	$9.80
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
Holders
As of February 28, 2013, we had 1.1 million shares outstanding held by 96 stockholders.
Distributions
We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code. For tax purposes, 100% of the amounts distributed by us during the year ended December 31, 2012, represent a return of capital.

On September 15, 2011, the Company's board of directors authorized, and the Company declared, a distribution calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 per annum. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured. The first distribution payment was made on March 1, 2012, relating to the period from February 3, 2012 (30 days after the date of the first property acquisition) through February 29, 2012. The following table reflects distributions paid in cash and through the DRIP to common stockholders during the year ended December 31, 2012:

(In thousands)	Distributions Paid in Cash	Distributions Paid through DRIP	Total Distributions Paid
First Quarter 2012	$12	$—	$12
Second Quarter 2012	77	2	79
Third Quarter 2012	110	5	115
Fourth Quarter 2012	104	14	118
Total	$303	$21	$324
We, our board of directors and the Advisor share a similar philosophy with respect to paying our distribution. The distribution should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our related party Advisor may waive certain fees including asset management and property management fees. We pay our Advisor a monthly asset management fee equal to one-twelfth of 1.0% of our daily NAV, and our Property Manager an oversight fee equal to 1.0% of gross revenues of the properties managed. The Advisor and Property Manager may elect to waive their asset management and oversight fees, and will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. During the year ended December 31, 2012, the Advisor and Property Manager waived aggregate fees of $0.1 million. There were no such fees incurred or waived during the year ended December 31, 2011. The fees that are waived are not deferrals and accordingly, will not be paid by us. Because the Advisor may waive certain fees that we may owe, cash flow from operations that would have been paid to the Advisor will be available to pay distributions to our stockholders. In certain instances, to improve our working capital, the Advisor may elect to absorb a portion of our costs that would otherwise have been paid by us. During the years ended December 31, 2012 and 2011, the Advisor elected to absorb $0.4 million and $0.2 million, respectively of our general and administrative costs.
Cash used to pay our distributions may be generated mainly from funds received from property operating results, refinancings, a contribution from our Advisor and the sale of our preferred and common stock. As additional capital is raised and we continue to build our portfolio of investments, we expect that we will use funds received from operating activities to pay a greater proportion of our distributions and will be able to reduce and in the future eliminate the use of funds from the sale of common stock to pay distributions. As the cash flows from operations become more significant our Advisor may discontinue its practice of forgiving fees and providing contributions and may charge the full fee owed to it in accordance with our agreements with the Advisor. Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Share-Based Compensation
We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan.

Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under our stock option plan as of December 31, 2012.

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
Restricted Share Plan
The Board of Directors adopted an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us, certain of our consultants and the Advisor and its affiliates or to entities that provide services to us. Restricted stock awards under our employee and director incentive restricted share plan may not exceed 5.0% of our outstanding shares on a fully diluted basis at any time, and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events). The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, disposition fees and subordinated distributions payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that the Company sells and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors.
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. As of December 31, 2012 and 2011, there were 20,400 and 9,000 unvested shares of restricted stock outstanding, respectively, under the RSP at a weighted average issue price of $9.35 and $10.00, respectively.
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the years ended December 31, 2012 or 2011. During the period from September 10, 2010 (date of inception) to December 31, 2010, we sold 22,222 share of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $9.00 per retail share for aggregate gross proceeds of $0.2 million, which was used to fund third-party offering costs.

Use of Proceeds from Sales of Registered Securities
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-169821) filed with the SEC under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2012, we have sold 0.9 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $8.1 million, including shares issued under the DRIP.
The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,		For the Period from September 10, 2010 (date of inception) to
(in thousands)	2012	2011	December 31, 2010
Selling commissions and dealer manager fees	$94	$—	$—
Other organization and offering costs	1,365	1,631	765
Total offering costs	$1,459	$1,631	$765

The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There were no such fees incurred during the year ended December 31, 2011 or for the period from September 10, 2010 (date of inception) to December 31, 2010. The following table details the selling commissions incurred and reallowed related to the sale of common shares during the year ended December 31, 2012:

Year Ended
(in thousands)	December 31, 2012
Total commissions paid to the Dealer Manager	$94
Less:
Commissions to participating brokers	(46)
Reallowance to participating broker dealers	(6)
Net to the Dealer Manager	$42
Cumulative offering costs incurred included $1.2 million from our Advisor and Dealer Manager. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2012, we have incurred $3.9 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of December 31, 2012. Total proceeds from the IPO of $8.1 million exceeded cumulative offering costs by $4.2 million at December 31, 2012.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate.  As of December 31, 2012, we have used the net proceeds from our IPO and debt financing to purchase eight properties with an aggregate purchase price of $27.4 million.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our shares are currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”). The SRP began on April 1, 2012, the first day of the first calendar quarter after we began calculating NAV. Under our share repurchase plan, stockholders may request that we redeem all or any portion, subject to certain limitations, of their shares on any business day, if such repurchase does not impair our capital or operations.

The price per share that we pay to repurchase shares of our retail and institutional shares on any business day is the NAV per share for the respective class of common stock for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day. Subject to limited exceptions, stockholders who request the repurchase of shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. Because our NAV per share is calculated at the close of each business day, the repurchase price may fluctuate between the repurchase request day and the date on which we pay repurchase proceeds. Generally, repurchases are paid, less any applicable short-term trading fees and any applicable tax or other withholding required by law, by the third business day following the repurchase request day.
Purchases under the SRP are limited in any calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter, or approximately 20% of our NAV in any 12 month period. If we reach the 5% limit on repurchases during any quarter, we will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
Shares purchased under the SRP have the status of authorized but unissued shares. As of December 31, 2012, shares of common stock with an aggregate settlement value of $0.4 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity. During the year ended December 31, 2012, we received and fulfilled two repurchase requests consisting of 41,652 institutional shares of common stock at an average NAV of $9.60 per share for $0.4 million. As of December 31, 2012, there were no open requests to repurchase shares of retail or institutional shares of common stock. Shares repurchased under the SRP are funded from proceeds from the issuance of common shares.

Item 6. Selected Financial Data
The following selected financial data as of and for the years ended December 31, 2012 and 2011 and for the period from September 10, 2010 (date of inception) to December 31, 2010, should be read in conjunction with the accompanying financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations" below:

	December 31,
Balance sheet data (in thousands)	2012	2011	2010
Total real estate investments, at cost	$27,434	$—	$—
Total assets	27,114	85	765
Mortgage notes payable	16,155	—	—
Notes payable	5,000	—	—
Total liabilities	24,964	2,283	567
Total stockholders' equity (deficit)	1,722	(2,198)	198

	Year Ended December 31,		For the Period from September 30, 2010 (date of inception) to
Operating data (in thousands, except share and per share data)	2012	2011	December 31, 2010
Total revenues	$1,645	$—	$—
Operating expenses:
Property operating	54	—	—
Acquisition and transaction related	655	—	—
General and administrative	115	6	2
Depreciation and amortization	1,135	—	—
Total operating expenses	1,959	6	2
Operating loss	(314)	(6)	(2)
Interest expense	(1,017)	—	—
Other income	1	—	—
Net loss	$(1,330)	$(6)	$(2)
Other data:
Cash flows provided by (used in) operations	$240	$(39)	$(2)
Cash flows used in investing activities	(12,789)	(20)	—
Cash flows provided by financing activities	12,745	59	2
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	603,352	22,222	22,222
Net loss per common share - basic and diluted	$(2.20)	NM	NM
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
Overview
We were incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for the taxable year ending December 31, 2013. On August 15, 2011, we commenced our initial public offering ("IPO") on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On January 5, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of December 31, 2012, we had 0.9 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $8.1 million. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $8.6 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective net asset value ("NAV") per share.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of December 31, 2012, we owned eight properties with an aggregate purchase price of $27.4 million, comprising 166,264 rentable square feet, which were 100% leased. As of December 31, 2012, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 100% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through American Realty Capital Operating Partnership II, L.P (the "OP"). We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Trust II Special Limited Partner, LLC (the "Special Limited Partner") holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the "Property Manager") serves as our property manager. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by our sponsor, AR Capital, LLC (the "Sponsor"). These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
Results of Operations
We purchased our first properties and commenced our real estate operations in January 2012. As of December 31, 2012, we owned eight properties with an aggregate purchase price of $27.4 million, which were 100% leased. As of December 31, 2011, we had not commenced active real estate operations. Accordingly, our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and the period from September 10, 2010 (date of inception) to December 31, 2010 reflect significant increases in most categories.

Comparison of the Year Ended December 31, 2012 to Year Ended December 31, 2011
Rental Income
Rental income for the year ended December 31, 2012 was $1.6 million. Rental income was driven by our acquisition of eight properties for $27.4 million, representing 166,264 square feet, which were 100% leased as of December 31, 2012, with an annualized rental income per square foot of $12.97. We did not own any properties and therefore had no rental income during the year ended December 31, 2011.
Operating Expense Reimbursements
Operating expense reimbursements were approximately $48,000 for the year ended December 31, 2012. Pursuant to many of our lease agreements, tenants are required to pay their pro rata share of property operating expenses, in addition to base rent, whereas under certain other lease agreements, the tenants are directly responsible for all operating costs of the respective properties. We did not own any properties and therefore had no operating expense reimbursement revenue for the year ended December 31, 2011.
Property Operating Expenses
Property operating expenses of $0.1 million for the year ended December 31, 2012 primarily related to real estate taxes and insurance costs associated with maintaining our properties. We did not own any properties and therefore, had no property operating expenses for the year ended December 31, 2011.
Operating Fees to Affiliates
Our Advisor and Property Manager are entitled to fees for the management of our properties.  Our Advisor and Property Manager elected to waive these fees for the year ended December 31, 2012. For the year ended December 31, 2012, we would have incurred aggregate asset management and property management fees of $0.1 million had these fees not been waived. We did not own any properties as of December 31, 2011 and therefore had no operating fees to affiliates for the year ended December 31, 2011.
Acquisition and Transaction Related Expenses
Acquisition and transaction related expenses were $0.7 million for the year ended December 31, 2012. These costs related to our acquisition of eight properties for an aggregate purchase price of $27.4 million. There were no properties purchased and therefore no acquisition and transaction related costs for the year ended December 31, 2011.
General and Administrative Expenses
General and administrative expenses increased $0.1 million to $0.1 million for the year ended December 31, 2012, from approximately $6,000 during the year ended December 31, 2011. This increase is due to higher professional fees, board compensation and insurance costs of $0.3 million to support our real estate portfolio. This increase was offset by an increase of $0.2 million of general and administrative expenses absorbed by the Advisor to $0.4 million during the year ended December 31, 2012 from $0.2 million during the year ended December 31, 2011.
Depreciation and Amortization Expense
Depreciation and amortization expense of $1.1 million for the year ended December 31, 2012 related to the purchase of eight properties for an aggregate purchase price of $27.4 million. The purchase price of acquired properties is allocated to tangible and identifiable intangible assets and depreciated or amortized over the estimated useful lives. There were no properties purchased and therefore no depreciation and amortization expense for the year ended December 31, 2011.
Interest Expense
Interest expense for the year ended December 31, 2012 of $1.0 million primarily related to mortgage notes payable of $16.2 million with a weighted average effective interest rate of 4.48% as of December 31, 2012. Interest expense also included interest related to our unsecured note payable, entered into in March 2012, of $5.0 million, which bears interest at 8%. There were no mortgage or notes payable and therefore no interest expense during the year ended December 31, 2011.
Comparison of the Year Ended December 31, 2011 to the Period from September 10, 2010 (date of inception) to December 31, 2010
During the year ended December 31, 2011 and the period from September 10, 2010 (date of inception) to December 31, 2010, we incurred general and administrative expense of approximately $6,000 and $2,000, respectively. This increase is due to higher professional fees, board compensation and insurance costs of $0.2 million incurred during the ended December 31, 2011. This increase was offset by $0.2 million of general and administrative expense absorbed by the Advisor during the year ended December 31, 2011. No costs were absorbed by the Advisor during the period from September 10, 2010 (date of inception) to December 31, 2010.

Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2012, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 included $0.7 million of acquisition and transaction costs. Cash inflows included an increase of $0.2 million in accounts payable and accrued expenses mainly due to interest payable related to mortgage and notes payable and an increase in deferred rent of $0.1 million. These cash inflows were partially offset by a net loss adjusted for non-cash items of approximately $6,000 (net loss of $1.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $1.3 million) and an increase in prepaid expenses of $0.1 million, primarily related to unbilled rent receivables due to straight-line basis accounting.
Net cash used in investing activities of $12.8 million during the year ended December 31, 2012 primarily related to the acquisition of eight properties with an aggregate purchase price of $27.4 million. One property was financed at acquisition with $14.6 million of mortgage notes payable.
Net cash provided by financing activities of $12.7 million during the year ended December 31, 2012 related to proceeds from the issuance of common stock of $8.2 million, $6.5 million of proceeds from notes and mortgage notes payable and $0.8 million from affiliates primarily to fund third party offering costs. These inflows were partially offset by payments related to offering costs of $1.4 million, $0.5 million of payments for financing costs, $0.4 million in repurchases of common stock, $0.3 million in distributions and an increase in restricted cash of $0.2 million.
Cash Flows for the Year Ended December 31, 2011
During the year ended December 31, 2011, net cash used in operating activities of approximately $39,000 was mainly due to an increase in prepaid expenses and other assets related to prepaid directors and officers liability insurance premiums and board member compensation, partially offset by an increase in accounts payable and accrued expenses.
Net cash used in investing activities of approximately $20,000 during the year ended December 31, 2011 related to deposits on real estate acquisitions purchased in January 2012.
Net cash provided by financing activities of $0.1 million during the year ended December 31, 2011 consisted primarily of proceeds from affiliates of $0.9 million, primarily to fund third party offering costs, which was offset by $0.8 million of payments related to offering costs.
Cash Flows for the Period from September 10, 2010 (date of inception) to December 31, 2010
During the period from September 10, 2010 (date of inception) to December 31, 2010, net cash used in operating activities of approximately $2,000, was due to a net loss related to bank fees.
Net cash provided by financing activities of approximately $2,000 during the period from September 10, 2010 (date of inception) to December 31, 2010 consisted primarily of proceeds from the sale of common stock of $0.2 million, which was offset by $0.2 million of payments related to offering costs.
Liquidity and Capital Resources
In January 2012, we had raised proceeds sufficient to break escrow in connection with our IPO. On January 5, 2012, we received and accepted aggregate subscriptions in excess of the $2.0 million minimum and issued shares of common stock to our initial investors who were simultaneously admitted as stockholders.  We purchased our first properties and commenced our real estate operations in January 2012. As of December 31, 2012, we owned eight properties with an aggregate base purchase price of $27.4 million, excluding acquisition costs.
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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association “NASAA” REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. Upon the acquisition of the FedEx distribution facility on March 21, 2012, we exceeded the 300% limit. The majority of independent directors authorized and affirmed a waiver of any excess in our aggregate borrowing limit due to the temporary nature of the excess in that we intend to repay the short-term mezzanine debt incurred in connection with the acquisition on or before the debt matures in March 2013. In February 2013, we repaid $0.4 million of this short-term mezzanine debt and we are in the process of entering into an extension of the maturity date. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2012, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 58.9%.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2012, we had 0.9 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, including shares issued under the DRIP, of $8.1 million.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of December 31, 2012, we have received and fulfilled two requests to repurchase a total of 41,652 institutional shares of common stock at an average NAV of $9.60 per share for $0.4 million. There were no unfulfilled requests of retail or institutional shares of common stock as of December 31, 2012. Repurchases are funded from proceeds from the sale of common stock.
As of December 31, 2012, we had cash of $0.2 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to investors. All paid and accrued acquisition fees and expenses negatively impact our operating performance during the period in which properties are acquired and will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized and may not ultimately be realized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. As disclosed elsewhere in the Prospectus, the purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to investors. Acquisition fees and expenses will not be reimbursed by our Advisor if there are no further proceeds from the sale of shares in our offering, and therefore such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties or from ancillary cash flows.
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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Net loss (in accordance with GAAP)	$(502)	$(285)	$(216)	$(327)	$(1,330)
Depreciation and amortization	40	357	364	374	1,135
FFO	(462)	72	148	47	(195)
Acquisition fees and expenses (1)	514	46	—	95	655
Straight-line rent (2)	(1)	(11)	(11)	(11)	(34)
MFFO	$51	$107	$137	$131	$426
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
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986 (the “Code”). Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
During the year ended December 31, 2012, distributions paid to stockholders totaled $0.3 million, inclusive of approximately $21,000 of distributions under the DRIP. As of December 31, 2012, cash used to pay our distributions was primarily generated from cash provided by operations as well as proceeds from financings, proceeds from the issuance of common shares and common stock issued under the DRIP.

The following table shows the sources for the payment of distributions to common stockholders for the year ended December 31, 2012.

	Three Months Ended								Year Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012		December 31, 2012
(In thousands)		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$12		$77		$110		$104		$303
Distributions reinvested	—		2		5		14		21
Total distributions	12		$79		$115		$118		324

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%	$110	95.7%	$104	88.1%	$214	66.0%
Proceeds from issuance of common stock	12	100.0%	—	—%	—	—%	—	—%	12	3.7%
Common stock issued under the DRIP / offering proceeds	—	—%	2	2.5%	5	4.3%	14	11.9%	21	6.5%
Proceeds from financings	—	—%	77	97.5%	—	—%	—	—%	77	23.8%
Total sources of distribution coverage	$12	100.0%	$79	100.0%	$115	100.0%	$118	100.0%	$324	100.0%

Cash flows provided by (used in) operations (GAAP basis) (1)	$(358)		$337		$159		$102		$240

Net loss (in accordance with GAAP)	$(502)		$(285)		$(216)		$(327)		$(1,330)
___________________
(1) Cash flows provided by operations for the year ended December 31, 2012 includes acquisition and transaction related expenses of $0.7 million, respectively.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from September 10, 2010 (date of inception) through December 31, 2012:

For the Period from September 10, 2010 (date of inception) to
(In thousands)	December 31, 2012
Distributions paid to:
Common stockholders in cash	$303
Common stockholders pursuant to DRIP	21
Total distributions paid	$324

Reconciliation of net loss:
Revenues	$1,645
Acquisition and transaction related	(655)
Depreciation and amortization	(1,135)
Operating expenses	(177)
Other non-operating expenses	(1,016)
Net loss (in accordance with GAAP) (1)	$(1,338)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets of $3.0 million, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common and preferred stock outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of December 31, 2012, our net tangible book value per share was $(0.93). The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2012 was $9.90 per retail share and $9.81 per institutional share, which equals the NAV per share of such class of common stock at such date.
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
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific reporting covenants. As of December 31, 2012, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2012:

		2013	Years Ended December 31,
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Principal Payments Due:
Mortgage notes payable	$16,155	$4,909	$—	$11,246	$—
Note payable	5,000	5,000	—	—	—
	$21,155	$9,909	$—	$11,246	$—
Interest Payments Due:
Mortgage notes payable	$2,067	$542	$928	$597	$—
Note payable	122	122	—	—	—
	$2,189	$664	$928	$597	$—
Election as a REIT
We intend to elect to be taxed a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. So long as we distribute at least 90% of our REIT taxable income, we will qualify and continue to qualify for taxation as a REIT and generally will not be subject to federal corporate income tax. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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
In addition, the Partnership Agreement was amended as of December 28, 2012, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $250,000 to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain officers and directors.
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
As of December 31, 2012, our debt included fixed-rate secured mortgage financings and a note payable, with a carrying value and fair value of $16.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $0.1 million.
At December 31, 2012, our debt included a variable-rate mortgage note payable with a carrying and fair value of $4.9 million. Interest rate volatility associated with this variable-rate mortgage debt effects interest expense incurred and cash flow. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2012 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate mortgage note payable would increase or decrease our interest expense by approximately $49,000 annually.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2012, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following financial statement schedule is included herein at page F-25 of this report:
Schedule III — Real Estate and Accumulated Depreciation

(b)    Exhibits
EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)	Dealer Manager Agreement among the Company, American Realty Capital Advisors II, LLC and Realty Capital Securities, LLC, dated August 15, 2011
1.2 (2)	Form of Soliciting Dealer Agreement between Realty Capital Securities, LLC and the Soliciting Dealers
3.1 (1)	Articles of Amendment and Restatement for the Company
3.2 (3)	Bylaws of the Company
3.3 (1)	Certificate of Correction of the Company
4.1 (1)	Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P., dated August 15, 2011
4.2 (1)	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P.
4.3 *	Second Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P., dated December 28, 2012
10.1 (4)	Second Amended and Restated Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC, dated October 5, 2012
10.2 (1)	Advisory Agreement, by and among the Company, American Realty Capital Operating Partnership II, L.P. and American Realty Capital Advisors II, LLC, dated August 15, 2011
10.3 (1)	Property Management and Leasing Agreement, among the Company, American Realty Capital Operating Partnership II, L.P. and American Realty Capital Properties II, LLC, dated August 15, 2011
10.4 (1)	Company's Restricted Share Plan
10.5 (1)	Company's Stock Option Plan
10.6 (5)	Private Letter Ruling
10.7 (2)	Form of Lock Up Agreement among the Company, Realty Capital Securities, LLC and affiliates of Realty Capital Securities, LLC
10.8 (5)	Valuation Services Agreement between the Company and Duff & Phelps LLC
10.9 (1)	Agreement for Purchase and Sale of Real Property, between American Realty Capital II, LLC and SMALL, LLC, effective as of December 8, 2011
10.10 (1)	Agreement for Purchase and Sale of Real Property, between American Realty Capital II, LLC and Triple C Development, Inc., effective as of December 8, 2011
10.11 (1)	Agreement for Purchase and Sale of Real Property, between American Realty Capital III, LLC and the DG Partners LLC, effective as of October 9, 2011
10.12 (1)	Note given by ARCDV DGATNIL001, LLC, ARCDV FDWVLMS1, LLC, ARCDV FDGTRMS1, LLC and ARCDV FDKNSOK001, LLC to First Place Bank, dated as of January 31, 2012
10.13 (1)	Guaranty of American Realty Capital Operating partnership II, L.P., dated as of January 31, 2012
10.14 (6)	Agreement for Purchase and Sale of Real Property, between American Realty Capital II, LLC and SunCap Centres FE Roechester, LLC, effective as of June 7, 2011
10.15 (6)	Loan Agreement between ARC FECHLNY001, LLC and Capital One, National Association, dated March 20, 2012
10.16 (6)	Loan Agreement between the Company and CAMBR Company, Inc., dated March 21, 2012

Exhibit No.	Description
10.17 (6)	Promissory Note (Mezzanine Loan), given by ARC FECHLNY001, LLC to Capital One, National Association, dated as of March 21, 2012
10.18 (6)	Promissory Note (Mortgage Loan), given by ARC FECHLNY001, LLC to Capital One, National Association, dated as of March 21, 2012
10.19 (6)	Guaranty of Recourse Obligations, made by American Realty Capital Operating Partnership II, L.P in favor of Capital One, National Association, dated as of March 21, 2012
10.20 (7)	Agreement for Purchase and Sale of Real Property between AR Capital and Sunset Enterprise Trust, dated April 14, 2012
14 *	Code of Ethics
21 *	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

__________________________________

*	Filed herewith

(1)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012.

(2)	Filed as an exhibit to Pre-Effective Amendment No. 5 to the Company's Registration Statement on Form S-11/A filed with the SEC on August 4, 2011.

(3)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company's Registration Statement on Form S-11/A filed with the SEC on February 7, 2011.

(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 7, 2012.

(5)	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company's Registration Statement on Form S-11/A filed with the SEC on June 9, 2011.

(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012.

(7)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 9, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of March, 2013.

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

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	March 6, 2013
Nicholas S. Schorsch

/s/ Edward M. Weil Jr.	President, Chief Operating Officer, Treasurer, Secretary and Director	March 6, 2013
Edward M. Weil Jr.

/s/ Brian S. Block	Chief Financial Officer and Executive Vice President (and Principal Financial Officer and Principal Accounting Officer)	March 6, 2013
Brian S. Block

/s/ Stanley R. Perla	Independent Director	March 6, 2013
Stanley R. Perla

/s/ Dr. Walter P. Lomax, Jr.	Independent Director	March 6, 2013
Dr. Walter P. Lomax, Jr.

/s/ Robin A. Ferracone	Independent Director	March 6, 2013
Robin A. Ferracone

/s/ Dr. Robert J. Froehlich	Independent Director	March 6, 2013
Dr. Robert J. Froehlich

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011 and for the Period from September 10, 2010 (date of inception) to December 31, 2010	F-4

Consolidated Statement of Equity (Deficit) for the Years Ended December 31, 2012 and 2011 and for the Period from September 10, 2010 (date of inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and the Period from September 10, 2010 (date of inception) to December 31, 2010	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule:
Schedule III — Real Estate and Accumulated Depreciation	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
American Realty Capital Daily Net Asset Value Trust, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Daily Net Asset Value Trust, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2012 and for the period from September 10, 2010 (date of inception) to December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(a). These financial statements and the financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Daily Net Asset Value Trust, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years years in the period ended December 31, 2012 and for the period from September 10, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 6, 2013

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2012	2011
ASSETS
Real estate investments, at cost:
Land	$1,783	$—
Buildings, fixtures and improvements	22,507	—
Acquired intangible lease assets	3,144	—
Total real estate investments, at cost	27,434	—
Less accumulated depreciation and amortization	(1,135)	—
Total real estate investments, net	26,299	—
Cash	196	—
Restricted cash	150	—
Prepaid expenses and other assets	137	85
Deferred costs, net	332	—
Total assets	$27,114	$85

LIABILITIES AND EQUITY
Mortgage notes payable	$16,155	$—
Note payable	5,000	—
Derivative, at fair value	360	—
Accounts payable and accrued expenses	3,273	2,283
Deferred rent and other liabilities	123	—
Distributions payable	53	—
Total liabilities	24,964	2,283

Temporary equity:
Redeemable common stock	428	—

Permanent equity:
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 891,882 and 31,222 shares issued and outstanding at December 31, 2012 and 2011, respectively	9	—
Additional paid-in capital	3,788	(2,190)
Accumulated other comprehensive loss	(360)	—
Accumulated deficit	(1,715)	(8)
Total stockholders' equity (deficit)	1,722	(2,198)
Total liabilities and equity	$27,114	$85

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31,		For the Period from September 10, 2010 (date of inception) to
	2012	2011	December 31, 2010
Revenues:
Rental income	$1,597	$—	$—
Operating expense reimbursement	48	—	—
Total revenues	1,645	—	—
Operating expenses:
Property operating	54	—	—
Operating fees to affiliate	—	—	—
Acquisition and transaction related	655	—	—
General and administrative	115	6	2
Depreciation and amortization	1,135	—	—
Total operating expenses	1,959	6	2
Operating loss	(314)	(6)	(2)
Other income (expense):
Interest expense	(1,017)	—	—
Other income	1	—	—
Total other expense	(1,016)	—	—
Net loss	$(1,330)	$(6)	$(2)

Other comprehensive loss:
Designated derivatives, fair value adjustment	(360)	—	—
Comprehensive loss	$(1,690)	$(6)	$(2)

Basic and diluted weighted average shares outstanding	603,352	22,222	22,222
Basic and diluted net loss per share	$(2.20)	NM	NM
___________________________
NM — not meaningful

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In thousands, except for share data)

	Permanent Equity							Temporary Equity
	Common Stock
	Number of Shares		Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Redeemable Common Stock
Balance, September 10, 2010 (date of inception)	—		$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222		—	200	—	—	200	—
Net loss	—		—	—	—	(2)	(2)	—
Balance, December 31, 2010	22,222		—	200	—	(2)	198	—
Common stock offering costs	—		—	(2,396)	—	—	(2,396)	—
Share-based compensation	9,000		—	6	—	—	6	—
Net loss	—		—	—	—	(6)	(6)	—
Balance, December 31, 2011	31,222		—	(2,190)	—	(8)	(2,198)	—
Issuance of common stock	883,726		9	8,181	—	—	8,190	—
Redeemable common stock	—		—	(428)	—	—	(428)	428
Common stock offering costs, commissions and dealer manager fees	—		—	(1,459)	—	—	(1,459)	—
Common stock issued through distribution reinvestment plan	2,178		—	21	—	—	21	—
Common stock repurchases	(41,652)		—	(400)	—	—	(400)	—
Share-based compensation	16,408		—	63	—	—	63	—
Distributions declared	—		—	—	—	(377)	(377)	—
Net loss	—		—	—	—	(1,330)	(1,330)	—
Other comprehensive loss	—	—	—	—	(360)	—	(360)	—
Balance, December 31, 2012	891,882		$9	$3,788	$(360)	$(1,715)	$1,722	$428

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		For the Period from September 10, 2010 (date of inception) to
	2012	2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(1,330)	$(6)	$(2)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	970	—	—
Amortization of intangibles	165	—	—
Amortization of deferred financing costs	126	—	—
Share-based compensation	63	6	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(62)	(65)	—
Accounts payable and accrued expenses	185	26	—
Deferred rent and other liabilities	123	—	—
Net cash provided by (used in) operating activities	240	(39)	(2)
Cash flows from investing activities:
Investment in real estate and other assets	(12,809)	—	—
Deposits for real estate acquisitions	20	(20)	—
Net cash used in investing activities	(12,789)	(20)	—
Cash flows from financing activities:
Proceeds from note payable	5,000	—	—
Proceeds from mortgage notes payable	1,530	—	—
Payments of deferred financing costs	(458)	—	—
Proceeds from issuance of common stock, net	8,180	—	200
Common stock repurchases	(400)	—	—
Payments of offering costs and fees related to stock issuance	(1,442)	(796)	(198)
Distributions paid	(303)	—	—
Advances from affiliate	788	855	—
Restricted cash	(150)	—	—
Net cash provided by financing activities	12,745	59	2
Net change in cash	196	—	—
Cash, beginning of period	—	—	—
Cash, end of period	$196	$—	$—

Supplemental Disclosures
Cash paid for interest	$795	$—	$—
Cash paid for income taxes	6	—	—
Non-cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$14,625	$—	$—
Common stock issued through distribution reinvestment plan	21	—	—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the "Company") was incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a real estate investment trust for U.S. federal income tax purposes for the taxable year ending December 31, 2013. On August 15, 2011, the Company commenced its initial public offering ("IPO") on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the "Registration Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
As of December 31, 2012, the Company had 0.9 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $8.1 million, including shares issued under the DRIP. As of December 31, 2012, the aggregate value of all issuances and subscriptions of common stock outstanding was $8.6 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective net asset value ("NAV") per share.
The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of December 31, 2012, the Company owns eight properties with an aggregate purchase price of $27.4 million, comprising 166,264 rentable square feet, which were 100% leased.
Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership II, L.P. (the "OP"), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). American Realty Capital Trust II Special Limited Partner, LLC (the "Special Limited Partner") is a limited partner and holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding revenue recognition, purchase price allocations to record investments in real estate, real estate taxes, and derivative financial instruments and hedging activities, as applicable.
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
December 31, 2012

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
The value of in-place leases is amortized to expense over the initial term of the respective leases which range primarily from nine to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Intangible assets consist of in-place leases of $3.0 million, net of accumulated amortization of $0.2 million. The following table provides the weighted-average amortization period as of December 31, 2012 for intangible assets and the projected amortization expense for the next five years:

(In thousands)	Weighted- Average Amortization Period	2013	2014	2015	2016	2017
In-place leases	13.4	$228	$228	$228	$228	$228
Cash
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the "FDIC") up to an insurance limit. At December 31, 2012, the Company had deposits of $0.2 million, all of which was insured by the FDIC. Deposits at December 31, 2011 were less than $1,000 and fully insured by the FDIC.
Restricted Cash
Restricted cash consists of a tenant security deposit as of December 31, 2012. The Company had no restricted cash as of December 31, 2011.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Deferred Costs, Net
Deferred costs, net consists of deferred financing costs and deferred leasing costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity.  Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined that the financing will not close.
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
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from temporary equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2012, aggregate shares of common stock with a settlement value of $0.4 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity. During the year ended December 31, 2012, the Company repurchased a total of 41,652 institutional shares of common stock at an average NAV of $9.60 per share for $0.4 million. There were no repurchase requests outstanding as of December 31, 2012. There were no shares repurchased during the year ended December 31, 2011 and the period from September 10, 2010 (date of inception) to December 31, 2010.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash.  No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.  Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP.  The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants.  Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared.  During the year ended December 31, 2012, 2,178 shares of common stock with a value of $20,127 and a par value of $0.01, were issued under the DRIP. There were no shares issued under the DRIP for the year ended December 31, 2011 and the period from September 10, 2010 (date of inception) to December 31, 2010.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
Revenue Recognition
The Company's revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company's leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company's allowance for uncollectible accounts or records a direct write-off of the receivable in the Company's consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs included in stockholders’ equity at December 31, 2012 totaled $3.9 million, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.  The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 10 —  Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Per Share Data
The Company calculates basic income per share by dividing net income for the period by the weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.
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
December 31, 2012

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
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the year ended December 31, 2012. There were no assets acquired or liabilities assumed during the year ended December 31, 2011 and the period from September 10, 2010 (date of inception) to December 31, 2010.

Year Ended
(Dollar amounts in thousands)	December 31, 2012
Real estate investments, at cost:
Land	$1,783
Buildings, fixtures and improvements	22,507
Total tangible assets	24,290
Acquired intangibles:
In-place leases	3,144
Total assets acquired	27,434
Deposits paid in prior year	(20)
Mortgage notes payable used to acquire real estate investments	(14,625)
Cash paid for acquired real estate investments	$12,789
Number of properties purchased	8

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table reflects the number and related purchase prices of properties acquired during the year ended December 31, 2012:

	Number of Properties	Base Purchase Price
		(in thousands)
Year ended December 31, 2012	8	$27,434
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2012, had been consummated on September 10, 2010 (date of inception). Additionally, net loss was adjusted to reclass acquisition and transaction related expenses of $0.7 million from the year ended December 31, 2012 to the period from September 10, 2010 (date of inception) to December 31, 2010.

	Year Ended December 31,		Period from September 10, 2010 (date of inception) to December 31, 2010
(In thousands)	2012	2011
Pro forma revenues	$2,190	$2,190	$678
Pro forma net loss	$(660)	$(196)	$(716)
The following table presents future minimum base rental cash payments due to the Company subsequent to December 31, 2012.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2013	$2,112
2014	2,112
2015	2,112
2016	2,112
2017	2,152
Thereafter	18,248
$28,848
The following table lists the tenants whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of December 31, 2012:

Tenant	December 31, 2012
FedEx Corporation	70.4%
Dollar General Corporation	11.8%
Family Dollar Stores, Inc.	10.6%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income as of December 31, 2012.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income as of December 31, 2012:

State	December 31, 2012
New York	70.3%

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 4 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an entity affiliated with a principal shareholder. The note payable bears interest at a fixed rate of 8.0% per annum and matures in March 2013. The note payable has two one-year extension options. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan. The exit fee is capitalized and being amortized to interest expense over the one-year term of the note payable.
Note 5 — Mortgage Notes Payable
The following table lists the Company's mortgage notes payable as of December 31, 2012. There were no mortgage notes payable as of December 31, 2011.

Portfolio	Encumbered Properties		Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
			(In thousands)
Multi-Tenant (1)	4		$1,530	4.60%		Fixed	Feb. 2017
FedEx	1		9,716	4.05%	(2)	Fixed	Mar. 2017
FedEx	—	(3)	4,909	5.21%	(3)	Variable	Mar. 2013
Total	5		$16,155	4.48%	(4)
__________________

(1)	Multi-Tenant mortgage collateralized by the Family Dollar I, Dollar General I and Family Dollar II portfolios.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Mezzanine loan collateralized by the FedEx property. The mezzanine loan bears interest at LIBOR plus 5.0%. The Company repaid $0.4 million of this loan in February 2013.

(4)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2012.

The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2012:

(In thousands)	Future Principal Payments
2013	$4,909
2014	—
2015	—
2016	—
2017	11,246
Thereafter	—
$16,155
The Company's sources of recourse financing generally require financial covenants as well as restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of minimum net worth. As of December 31, 2012, the Company was in compliance with debt covenants under the loan agreements.
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
December 31, 2012

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall. The Company had no derivatives at December 31, 2011.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2012
Interest rate swap	$—	$360	$—	$360
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due from affiliates, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below. The Company did not have any mortgage or notes payable outstanding as of December 31, 2011.

		Carrying Amount at	Fair Value at
Financial Instrument	Level	December 31, 2012	December 31, 2012
		(In thousands)	(In thousands)
Mortgage notes payable	3	$16,155	$16,155
Note payable	3	$5,000	$5,000
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives have been used to hedge the variable cash flows with forecasted variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2012, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of December 31, 2012, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk. The Company did not have any derivative agreements as of December 31, 2011.

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap	1	$9,716

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of December 31, 2012. The Company did not have any derivative financial instruments as of December 31, 2011.

(In thousands)	Balance Sheet Location	December 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivative, at fair value	$(360)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2012. The Company did not have any derivative financial instruments as of December 31, 2011.

Year Ended
(In thousands)	December 31, 2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivative (effective portion)	$(454)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(94)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—
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
As of December 31, 2012, the fair value of derivatives in a liability position, including accrued interest, excluding any adjustment for non performance risk related to the agreement was $0.4 million. As of December 31, 2012, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.4 million at December 31, 2012.
Note 8 — Common Stock
The Company has the following common shares outstanding, excluding unvested restricted shares, and NAV per share as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
Class of common stock	Number		NAV per share	Number	NAV per share
Retail	364,269		$9.90	22,222	$9.00
Institutional	507,213		$9.81	—	$9.00
Total	871,482	(1)		22,222
_____________________

(1)	Excluding 20,400 unvested restricted shares of common stock issued to independent directors under the restricted share plan

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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
Note 10 —  Related Party Transactions and Arrangements
As of December 31, 2012 and 2011, the Sponsor and an entity wholly owned by the Sponsor owns 244,444 and 22,222 shares of retail common stock, respectively, of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of December 31, 2012 and 2011, the Company had $1.6 million and $0.9 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of a receivable related to general and administrative expenses absorbed by the Advisor.
Fees Paid in Connection with the IPO
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager receives a selling commission of up to 7.0% of the per share purchase price of retail shares before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of retail shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of retail shares (not including selling commissions and dealer manager fees) by participating broker dealers, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).
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
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of December 31, 2012, offering and related costs, excluding commissions and dealer manager fees exceeded 1.5% of gross proceeds received from the IPO by $3.6 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2012, cumulative offering costs were $3.9 million. Cumulative offering costs, net of unpaid amounts, were less than the 15% threshold as of December 31, 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

No selling commission, dealer manager fees and offering costs incurred from our Advisor and Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the years ended December 31, 2012 and 2011 and the period from September 10, 2010 (date of inception) to December 31, 2010 as well as the related payables as of December 31, 2012 and 2011:

	Years Ended December 31,		For the Period from September 10, 2010( date of inception) to	Payable as of December 31,
(in thousands)	2012	2011	December 31, 2010	2012	2011
Selling commissions and dealer manager fees	$94	$—	$—	$1	$—
Other organization and offering costs	578	649	—	1,227	649
Total offering costs	$672	$649	$—	$1,228	$649

Effective March 1, 2013, the Company will be utilizing transfer agent services provided by an affiliate of the Dealer Manager.
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
The following table reflects related party fees incurred and forgiven during the year ended December 31, 2012 and payable as of December 31, 2012. There were no such fees incurred or waived during the year ended December 31, 2011 or the period from September 10, 2010 (date of inception) to December 31, 2010.

	Year Ended		Payable as of
	December 31, 2012		December 31,
(In thousands)	Incurred	Forgiven	2012
One-time fees:
Acquisition fees and related cost reimbursements	$454	$—	$—
Other expense reimbursements	20	—	—
Ongoing fees:
Asset management fees (1)	—	58	—
Property management and leasing fees	—	16	—
Total related party operation fees and reimbursements	$474	$74	$—
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There was no reimbursement incurred from the Advisor for providing services during the year ended December 31, 2012 or 2011 or the period from September 10, 2010 (date of inception) to December 31, 2010.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the year ended December 31, 2012 or 2011 or the period from September 10, 2010 (date of inception) to December 31, 2010.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders.  The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses. The Advisor elected to absorb $0.4 million and $0.2 million of general and administrative expenses during the years ended December 31, 2012 and 2011, respectively. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss. No expenses were absorbed by the Advisor during the period from September 10, 2010 (date of inception) to December 31, 2010.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the year ended December 31, 2012 or 2011 or the period from September 10, 2010 (date of inception) to December 31, 2010.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the year ended December 31, 2012 or 2011 or the period from September 10, 2010 (date of inception) to December 31, 2010.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the market value of the Company's issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the year ended December 31, 2012 or 2011 or the period from September 10, 2010 (date of inception) to December 31, 2010.  Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2012 and 2011, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the years ended December 31, 2012 and 2011:

	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—
Granted	9,000	10.00
Unvested, December 31, 2011	9,000	10.00
Granted	21,000	9.23
Vested	(600)	10.00
Forfeited	(9,000)	9.68
Unvested, December 31, 2012	20,400	$9.35
The fair value of the shares are expensed over the vesting period of five years. The fair value of the restricted stock award is based on the NAV on the grant date. Adjusted for the timing of board member resignations and admissions, compensation expense related to restricted stock was approximately $20,000 and $6,000 during the years ended December 31, 2012 and 2011, respectively. There were no restricted shares issued during the period from September 10, 2010 (date of inception) to December 31, 2010.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors, at the respective directors election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. The Company issued 4,408 shares of common stock to directors during the year ended December 31, 2012 in lieu of approximately $43,000 of board fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the year ended December 31, 2011.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the years ended December 31, 2012 and 2011 and the period from September 10, 2010 (date of inception) to December 31, 2010:

	Year Ended December 31,		For the Period from September 10, 2010 (date of inception) to
	2012	2011	December 31, 2010
Net loss (in thousands)	$(1,330)	$(6)	$(2)
Basic and diluted weighted average common shares outstanding	603,352	22,222	22,222
Basic and diluted net loss per share	$(2.20)	NM	NM
________________
NM - not meaningful
There were no distributions paid on unvested restricted stock during the years ended December 31, 2012 and 2011 and the period from September 10, 2010 (date of inception) to December 31, 2010. Diluted net loss per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The Company considers stock options and unvested restricted stock to be common share equivalents. Unvested restricted stock outstanding as of December 31, 2012 and 2011 were excluded from diluted loss per share computations as their effect would have been antidilutive. There were no common share equivalents outstanding as of December 31, 2010.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14 — Quarterly Results (Unaudited)
The Company had only $2,000 of net loss during the period from September 10, 2010 (date of inception) to December 31, 2010. Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Rental revenue (in thousands)	$106	$482	$518	$539
Net loss (in thousands)	$(502)	$(285)	$(216)	$(327)
Weighted average shares outstanding	243,701	672,790	698,939	794,825
Basic and diluted net loss per share	$(2.06)	$(0.42)	$(0.31)	$(0.41)

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Rental revenue (in thousands)	$—	$—	$—	$—
Net income (loss) (in thousands)	$(19)	$(4)	$(48)	$65
Weighted average shares outstanding	22,222	22,222	22,222	22,222
Basic and diluted net loss per share	NM	NM	NM	NM
________________________
NM - not meaningful
Note 15  — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of February 28, 2013, the Company had 1.1 million shares outstanding, including unvested restricted shares. Total gross proceeds, net of repurchases, from these issuances were $9.9 million, including shares issued under the DRIP. As of February 28, 2013, the aggregate value of all share issuances was $10.3 million based on a per share equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date, net of repurchases, including shares issued under the DRIP is as follows:

Source of Capital (in thousands)	Inception to December 31, 2012	January 1, 2013 to February 28, 2013	Total
Common stock	$8,055	$1,840	$9,895

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

REAL ESTATE AND DEPRECIATION
SCHEDULE III
December 31, 2012
(In thousands)

					Initial Costs
Property	State	Acquisition Date	Encumbrances at December 31, 2012		Land	Building and Improvements	Gross Amount at December 31, 2012 (1)(2)	Accumulated Depreciation (3)	Weighted Average Depreciable Life
Circle K	AZ	5/4/2012	$—		$368	$1,473	$1,841	$55	31.1
Dollar General I	IL	1/5/2012	—	(4)	41	782	823	44	31.1
Dollar General II	IA	10/23/2012	—		151	853	1,004	8	31.1
Dollar General III	TX	12/31/2012	—		91	817	908	—	31.1
Family Dollar I	MS	1/31/2012	—	(4)	61	550	611	28	31.1
Family Dollar I	MS	1/5/2012	—	(4)	62	561	623	32	31.1
Family Dollar II	OK	1/31/2012	—	(4)	127	721	848	37	31.1
FedEx	NY	3/21/2012	14,625		882	16,750	17,632	766	26.8
			1,530	(4)	—	—	—	—
			$16,155		$1,783	$22,507	$24,290	$970
 ___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $3.1 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2012 is $26.9 million.

(3)	The accumulated depreciation column excludes $0.2 million of amortization associated with acquired intangible lease assets.

(4)	These properties collateralize a $1.5 million mortgage note payable outstanding as of December 31, 2012.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012 and December 31, 2011 and for the period from September 10, 2010 (date of inception) to December 31, 2010:

	December 31,		For the period from September 10, 2010 (date of inception) to
(In thousands)	2012	2011	December 31, 2010
Real estate investments, at cost:
Balance at beginning of year	$—	$—	$—
Additions-Acquisitions	27,434	—	—
Balance at end of the year	$27,434	$—	$—

Accumulated depreciation and amortization:
Balance at beginning of year	$—	$—	$—
Depreciation and amortization expense	1,135	—	—
Balance at end of the year	$1,135	$—	$—