Form 10-Q
period 2013-03-31
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2013-05-14
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

On April 30, 2013, the registrant had 642,197 shares of retail common stock and 652,335 shares of institutional common stock outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$1,920	$1,783
Buildings, fixtures and improvements	23,282	22,507
Acquired intangible lease assets	3,306	3,144
Total real estate investments, at cost	28,508	27,434
Less accumulated depreciation and amortization	(1,528)	(1,135)
Total real estate investments, net	26,980	26,299
Cash	1,101	196
Restricted cash	150	150
Prepaid expenses and other assets	169	137
Deferred financing costs, net	296	332
Total assets	$28,696	$27,114

LIABILITIES AND EQUITY
Mortgage notes payable	$15,805	$16,155
Note payable	5,000	5,000
Derivatives, at fair value	336	360
Accounts payable and accrued expenses	3,421	3,273
Deferred rent and other liabilities	130	123
Distributions payable	71	53
Total liabilities	24,763	24,964

Temporary equity:
Redeemable common stock	570	428

Permanent equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 1,163,325 and 891,882 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	12	9
Additional paid-in capital	5,855	3,788
Accumulated other comprehensive loss	(336)	(360)
Accumulated deficit	(2,168)	(1,715)
Total stockholders' equity	3,363	1,722
Total liabilities and equity	$28,696	$27,114

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$541	$104
Operating expense reimbursement	19	2
Total revenues	560	106
Operating expenses:
Property operating	21	3
Acquisition and transaction related	57	514
General and administrative	70	4
Depreciation and amortization	393	40
Total operating expenses	541	561
Operating income (loss)	19	(455)
Interest expense	(312)	(47)
Net loss	$(293)	$(502)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	$24	$(160)
Comprehensive loss	$(269)	$(662)

Basic and diluted weighted average shares outstanding	1,011,067	243,701
Basic and diluted net loss per share	$(0.29)	$(2.06)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2013
(In thousands, except for share data)
(Unaudited)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Redeemable Common Stock
Balance, December 31, 2012	891,882	$9	$3,788	$(360)	$(1,715)	$1,722	$428
Issuance of common stock	266,721	3	2,700	—	—	2,703	—
Redeemable common stock	—	—	(142)	—	—	(142)	142
Common stock offering costs, commissions and dealer manager fees	—	—	(539)	—	—	(539)	—
Common stock issued through distribution reinvestment plan	4,722	—	38	—	—	38	—
Amortization of restricted stock	—	—	10	—	—	10	—
Distributions declared	—	—	—	—	(160)	(160)	—
Net loss	—	—	—	—	(293)	(293)	—
Other comprehensive income	—	—	—	24	—	24	—
Balance, March 31, 2013	1,163,325	$12	$5,855	$(336)	$(2,168)	$3,363	$570

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(293)	$(502)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	336	30
Amortization of intangibles	57	10
Amortization of deferred financing costs	36	6
Share-based compensation	10	4
Changes in assets and liabilities:
Prepaid expenses and other assets	(35)	58
Accounts payable and accrued expenses	67	36
Deferred rent and other liabilities	7	—
Net cash provided by (used in) operating activities	185	(358)
Cash flows from investing activities:
Investment in real estate and other assets	(1,074)	(8,533)
Deposits for real estate acquisitions	(7)	—
Net cash used in investing activities	(1,081)	(8,533)
Cash flows from financing activities:
Proceeds from note payable	—	5,000
Proceeds from mortgage notes payable	—	1,530
Repayments of mortgage notes payable	(350)	—
Payments of deferred financing costs	—	(408)
Proceeds from issuance of common stock	2,713	2,165
Payments of offering costs and fees related to stock issuance	(317)	(260)
Distributions paid	(104)	(12)
Advances to (from) affiliate	(141)	1,039
Restricted cash	—	(150)
Net cash provided by financing activities	1,801	8,904
Net change in cash	905	13
Cash, beginning of period	196	—
Cash, end of period	$1,101	$13

Supplemental Disclosures
Cash paid for interest	$181	$22
Cash paid for income taxes	$3	$—

Non-cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$—	$14,625
Common stock issued through distribution reinvestment plan	$38	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company”) was incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a real estate investment trust for U.S. federal income tax purposes for the taxable year ending December 31, 2013. On August 15, 2011, the Company commenced its initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company's common stock varies daily and is based on the Company's net asset value (“NAV”) per share.
As of March 31, 2013, the Company had 1.2 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $10.8 million, including shares issued under the DRIP. As of March 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $11.4 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share for each class.
The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of March 31, 2013, the Company owned nine properties with an aggregate purchase price of $28.5 million, comprising 175,290 rentable square feet, which were 100% leased.
Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). The Special Limited Partner holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no employees. The Company has retained American Realty Capital Advisors II, LLC (the “Advisor”) to manage its affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as the Company's property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by or under common ownership with the Company's sponsor, AR Capital, LLC (the “Sponsor”). These related parties receive compensation and fees for services related to the IPO and the investment and management of the Company's assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2013. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2013 other than the updates described below.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 7 — Derivatives and Hedging Activities for disclosure of offsetting assets and liabilities.
In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments will allow an entity first to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity will no longer be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
 In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance is effective for annual and interim periods beginning after December 15, 2012 with early adoption permitted. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Refer to Note 7 — Derivatives and Hedging Activities for the Company's disclosure of the information about the amounts reclassified out of accumulated other comprehensive income by component.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$137	$1,173
Buildings, fixtures and improvements	775	19,363
Total tangible assets	912	20,536
Acquired intangibles:
In-place leases	162	2,622
Total assets acquired	1,074	23,158
Mortgage notes payable used to acquire real estate investments	—	(14,625)
Cash paid for acquired real estate investments	$1,074	$8,533
Number of properties purchased	1	5

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions during the three months ended March 31, 2013 and 2012, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net income (loss) was adjusted to eliminate one time acquisition and transaction related expenses related to the acquisitions of $57,000 and $0.5 million from the three months ended March 31, 2013 and 2012, respectively.

	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Pro forma revenues	$579	$125
Pro forma net income (loss)	$(218)	$30
The following table presents future minimum base rental cash payments due to the Company subsequent to March 31, 2013.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(Amounts in thousands)	Future Minimum Base Rent Payments
April 1, 2013 - December 31, 2013	1,646
2014	2,194
2015	2,194
2016	2,194
2017	2,234
Thereafter	19,110
$29,572
The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of March 31, 2013 and 2012.

	March 31,
Tenant	2013	2012
FedEx Corporation	67.8%	83.0%
Family Dollar	15.0%	12.5%
Dollar General Corporation	10.2%	—%
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income for the periods presented.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income as of March 31, 2013 and 2012:

	March 31,
State	2013	2012
New York	67.8%	83.0%
Note 4 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an entity affiliated with a principal shareholder. The note payable bears interest at a fixed rate of 8.0% per annum and was scheduled to mature in March 2013. The note payable has two one-year extension options. In March 2013, the Company exercised one extension option to extend the notes for one year to March 31, 2014. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan. The exit fee was capitalized was amortized to interest expense over the first one-year term of the note payable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable consist of the following as of March 31, 2013 and December 31, 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (2)
March 31, 2013	5	$15,805	4.46%	2.86
December 31, 2012	5	$16,155	4.48%	3.00
_____________________
(1) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(2) Calculated on a weighted average basis for all mortgages outstanding at March 31, 2013.

The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2013:

(In thousands)	Future Principal Payments
April 1, 2013 - December 31, 2013	$—
2014	4,559
2015	—
2016	—
2017	11,246
Thereafter	—
$15,805
The Company's sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of March 31, 2013, the Company was in compliance with covenants under the loan agreements.
Subsequent to March 31, 2013, the Company prepaid $2.2 million of mortgage notes payable.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2013:
Interest rate swap	$—	$336	$—	$336
December 31, 2012:
Interest rate swap	$—	$360	$—	$360
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2013	March 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$15,805	$15,805	$16,155	$16,155
Note payable	3	$5,000	$5,000	$5,000	$5,000
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
March 31, 2013
(Unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Such derivatives have been used to hedge the variable cash flows with forecasted variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of March 31, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk.

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest Rate Swap as of March 31, 2013	1	$9,716
Interest Rate Swap as of December 31, 2012	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2013 and December 31, 2012:

(Amounts in thousands)	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swap	Derivatives, at fair value	$(336)	$(360)
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(Amounts in thousands)	2013	2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(8)	$(160)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(32)	$—
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative liabilities as of March 31, 2013 and December 31, 2012. The Company had no derivative assets (amounts in thousands):

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013	$336	$—	$336	$—	$—	$336
December 31, 2012	$360	$—	$360	$—	$—	$360
Credit-Risk-Related Contingent Features
The Company has an agreement with its derivative counterparty that contains a provision whereby if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligation.
As of March 31, 2013, the fair value of derivatives in a liability position, including accrued interest, excluding any adjustment for non performance risk related to the agreement was $0.4 million. As of March 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreement at its aggregate termination value of $0.4 million at March 31, 2013.
Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income for the three months ended March 31, 2013 (amount in thousands):

AOCI Component	Amount Reclassified from AOCI	Affected line item in the Consolidated Statements of Operations and Comprehensive Loss

Designated derivatives, fair value adjustment	$32	Interest Expense
Note 8 — Common Stock
The following table details the Company's shares of common stock outstanding, excluding shares of unvested restricted stock, and NAV per share as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
Class of common stock	Number		NAV per share	Number		NAV per share
Retail	512,973		$10.04	364,269		$9.90
Institutional	629,952		$9.93	507,213		$9.81
Total	1,142,925	(1)		871,482	(1)
_____________________
(1) Excluding 19,800 and 20,400, respectively, at March 31, 2013 and December 31, 2012 of unvested restricted shares of common stock issued to independent directors under the restricted share plan
On September 15, 2011, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 per annum. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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
Note 10 — Related Party Transactions and Arrangements
As of March 31, 2013 and December 31, 2012, the Sponsor and an entity wholly owned by the Sponsor owned 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of March 31, 2013 and December 31, 2012, the Company had $1.5 million and $1.6 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of a receivable related to general and administrative expenses absorbed by the Advisor.
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
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.1 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs, net of unpaid amounts paid to the Advisor, were $1.3 million, which was less than the 15% threshold as of March 31, 2013.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

No selling commission, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the three months ended March 31, 2013 and 2012, as well as the related payables as of March 31, 2013 and December 31, 2012:

	Three Months Ended March 31,		Payable as of
(Amounts in thousands)	2013	2012	March 31, 2013	December 31, 2012
Selling commissions and dealer manager fees	$73	$—	$4	$1
Other organization and offering costs (1)	190	100	1,417	1,227
Total offering costs	$263	$100	$1,421	$1,228
_____________________________

(1)	Included approximately $31,000 in fees incurred by the Company during the three months ended March 31, 2013 for transfer agent services provided by an affiliate of the Dealer Manager.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also reimbursed for acquisition costs it incurs in the process of acquiring properties, which is expected to be approximately 0.6% of the contract purchase price in aggregate. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the contract purchase price for all the assets acquired. Acquisition fees are recorded in acquisition and transaction costs in to consolidated statement of operations.
The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the monthly average of our daily NAV, payable on the first business day of each month for the respective month. Such fee will be payable, at the discretion of our board of directors, in cash, common stock or restricted stock grants or any combination thereof. This fee will be allocated between the retail shares and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that funds from operations, as adjusted, during the six months ending on the last day the of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than distributions declared with respect to such six month period. Asset management fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations.
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during the three months ended March 31, 2013 and 2012.
The following table reflects related party fees incurred and forgiven during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,				Payable as of
	2013		2012		March 31,	December 31,
(Amounts in thousands)	Incurred	Forgiven (1)	Incurred	Forgiven (1)	2013	2012
One-time fees:
Acquisition fees and related cost reimbursements	$24	$—	$373	$—	$—	$—
Other expense reimbursements	—	—	20	—	—	—
Ongoing fees:
Asset management fees (1)	25	25	4	4	—	—
Oversight fees	—	—	—	—	—	—
Total related party operation fees and reimbursements	$49	$25	$397	$4	$—	$—
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There was zero and $20,000 reimbursements incurred from the Advisor for providing services during the three months ended March 31, 2013 and 2012, respectively.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three months ended March 31, 2013 or 2012.
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
The Advisor elected to absorb $0.1 million and $0.2 million of general and administrative expenses during the three months ended March 31, 2013 and 2012, respectively. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the three months ended March 31, 2013 or 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three months ended March 31, 2013 or 2012.
The Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the market value of the Company's issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the three months ended March 31, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
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
March 31, 2013
(Unaudited)

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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2013 and December 31, 2012, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, disposition fees and subordinated distributions payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that the Company sells and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company’s authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the three months ended March 31, 2013:

	Number of Shares of Common Stock	Weighted-Average Issue Price
Unvested, December 31, 2012	20,400	$9.35
Granted	—	—
Vested	(600)	9.05
Forfeited	—	—
Unvested, March 31, 2013	19,800	$9.08
The fair value of the shares is expensed over the vesting period of five years. Adjusted for the timing of board member resignations and admissions, compensation expense related to restricted stock was approximately $10,000 and $4,000 during the three months ended March 31, 2013 and 2012, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2013, and 2012.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net loss (In thousands)	$(293)	$(502)
Basic and diluted weighted average shares of common stock outstanding	1,011,067	243,701
Basic and diluted net loss per share	$(0.29)	$(2.06)

As of March 31, 2013 and 2012, the Company had approximately 19,800 shares and 9,000 shares, respectively, of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14  — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of April 30, 2013, the Company had 1.3 million shares of common stock outstanding. Total gross proceeds, net of repurchases, from these issuances were $12.4 million, including shares issued under the DRIP. As of April 30, 2013, the aggregate value of all share issuances was $12.9 million based on a per share equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Total capital raised to date, net of repurchases, including shares issued under the DRIP is as follows:

Source of Capital (in thousands)	Inception to March 31, 2013	April 1, 2013 to April 30, 2013	Total
Common stock	$10,807	$1,617	$12,424
Prepayment of Debt
Subsequent to March 31, 2013, the Company prepaid $2.2 million of mortgage notes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of American Realty Capital Daily Net Asset Value Trust, Inc. and the notes thereto. As used herein, the terms the “Company,” “we,” “our” and “us” refer to American Realty Capital Daily Net Asset Value Trust, Inc., a Maryland corporation, including, as required by context, American Realty Capital Operating Partnership II, L.P., a Delaware limited partnership, which we refer to as the “OP,” and to its subsidiaries. The Company is externally managed by American Realty Capital Advisors II, LLC (our “Advisor”), a Delaware limited liability company.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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

•
The purchase price and redemption price for our shares will be based on net asset value (“NAV”) rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions such as those which have recently occurred in the credit markets of the United States of America.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We only owned nine properties as of March 31, 2013, which exposes us to risks due to a lack of tenant and geographic diversity.
Overview
We were incorporated on September 10, 2010, as a Maryland corporation that intends to qualify as a REIT for the taxable year ended December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company's common stock varies daily and is based on the Company's net asset value (“NAV”) per share.
As of March 31, 2013, we had 1.2 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $10.8 million. As of March 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $11.4 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share for each class.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of March 31, 2013, we owned nine properties with an aggregate purchase price of $28.5 million, comprising 175,290 rentable square feet, which were 100% leased. As of March 31, 2013, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 100% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). The Special Limited Partner holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as our property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by or under common ownership with our sponsor, AR Capital, LLC, (the “Sponsor”). These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements.
Results of Operations
Our portfolio of real estate investment properties, which were all 100% leased, is comprised of the following nine properties as of March 31, 2013:

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
					(In thousands)	(In thousands)
Family Dollar	Jan. 2012	2	16,000	8.7	$138	$1,453	9.5%	$8.63
Dollar General	Jan. 2012	1	9,013	13.7	83	975	8.5%	9.21
Family Dollar II	Jan. 2012	1	8,320	8.3	90	991	9.1%	10.82
FedEx	Mar. 2012	1	111,865	13.8	1,518	19,740	7.7%	13.57
Circle K	May 2012	1	3,050	11.1	157	2,045	7.7%	51.48
Dollar General II	Oct. 2012	1	9,002	14.5	90	1,170	7.7%	10.00
Dollar General III	Dec. 2012	1	9,014	14.7	81	1,060	7.6%	8.99
Dollar General IV	Mar. 2013	1	9,026	15.1	83	1,074	7.7%	9.20
		9	175,290	13.4	$2,240	$28,508	7.9%	$12.78
_____________________

(1)	Remaining lease term in years as of March 31, 2013, calculated on a weighted-average basis.

(2)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of March 31, 2013, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties NOI is rental income on a straight-line basis as of March 31, 2013, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized rental income divided by base purchase price.

(5)	Annualized rental income as of March 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Comparison of the Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Rental Income
Rental income increased $0.4 million to $0.5 million for the three months ended March 31, 2013 compared to $0.1 million for the three months ended March 31, 2012. Rental income was driven by our acquisition of four properties subsequent to March 31, 2012 for an aggregate purchase price of approximately $5.4 million. The annualized rental income per square foot of the properties at March 31, 2013 was $12.78 with a weighted average remaining lease term of 13.4 years.
Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $17,000 to $19,000 for the three months ended March 31, 2013 compared to $2,000 for the three months ended March 31, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of four properties since March 31, 2012.

Property Operating Expenses
Property expenses increased by approximately $18,000 to $21,000 for the three months ended March 31, 2013 compared to $3,000 for the three months ended March 31, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties subsequent to March 31, 2012.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs decreased by approximately $0.5 million to $57,000 for the year three months ended March 31, 2013 compared to $0.5 million for the three months ended March 31, 2012. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the decrease in acquisition related costs was primarily a result of real estate investments with a purchase price of $1.1 million in the three months ended March 31, 2013 compared to $23.2 million in the three months ended March 31, 2012.
General and Administrative Expenses
General and administrative expenses increased by approximately $64,000 to $70,000 for the three months ended March 31, 2013 compared to $4,000 for the three months ended March 31, 2012. General and administrative expenses primarily included insurance, board of directors fees, income taxes, and the amortization of restricted stock. Expenses increased primarily because the Advisor elected to absorb $0.2 million of general and administrative expenses during the three months ended March 31, 2012 compared to $0.1 million for the three months ended March 31, 2013.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $0.4 million to $0.4 million for the three months ended March 31, 2013 compared to $40,000 for the three months ended March 31, 2012. The increase in depreciation and amortization expense was driven by our acquisition of four properties since March 31, 2012 for an aggregate purchase price of $5.4 million.
Interest Expense
Interest expense increased by approximately $0.3 million to $0.3 million for the three months ended March 31, 2013 compared to $47,000 for the three months ended March 31, 2012. Interest expense primarily related to mortgage notes payable of $15.8 million with a weighted average effective interest rate of 4.46% as of March 31, 2013. Interest expense also included interest related to our unsecured note payable, received in March 2012, of $5.0 million, which bears interest at 8.0%.
Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2013 included $0.1 million of acquisition and transaction costs. Cash inflows included an increase of $0.1 million in accounts payable and accrued expenses due to interest payable related to mortgage and notes payable. These cash inflows were also attributable to net income adjusted for non-cash items of $0.1 million in the aggregate (net loss of $0.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $0.4 million).
Net cash used in investing activities of $1.1 million during three months ended March 31, 2013 primarily related to the acquisition of one property with an aggregate purchase price of $1.1 million.
Net cash provided by financing activities of $1.8 million during the three months ended March 31, 2013, related to proceeds from the issuance of common stock of $2.7 million. The inflow was partially offset by repayments of mortgage notes payable of $0.4 million, payments related to offering costs of $0.3 million, $0.1 million in funding from affiliates, and $0.1 million in distributions.

Cash Flows for the Three Months Ended March 31, 2012
During the three months ended March 31, 2012, net cash used in operating activities was $0.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the three months ended March 31, 2012 include $0.5 million of acquisition and transaction costs. Cash outflows include a net loss adjusted for non-cash items of $0.5 million in the aggregate (net loss of $0.5 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of approximately $49,000) and an increase in prepaid expenses of $0.1 million, related to directors' and officers' insurance. These cash outflows were partially offset by a increase of approximately $36,000 in accounts payable and accrued expenses due to interest payable related to mortgage and notes payable as well as accrued professional fees.
Net cash used in investing activities of $8.5 million during three months ended March 31, 2012 related to the acquisition of five properties with an aggregate purchase price of $23.2 million. The FedEx property was financed at acquisition with $14.6 million in mortgage notes payable.
Net cash provided by financing activities of $8.9 million during the three months ended March 31, 2012, related to net proceeds from the issuance of common stock of $2.2 million, $6.5 million of proceeds from notes and mortgage notes payable and $1.0 million in proceeds from affiliates. These inflows were partially offset by payments related to offering costs of $0.3 million, $0.4 million of payments of deferred financing costs and an increase in restricted cash of $0.2 million.
Liquidity and Capital Resources
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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association “NASAA” REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2013, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 55.4%.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2013, we had 1.2 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, including shares issued under the DRIP of $10.8 million.
Our board of directors has adopted a share repurchase plan that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a redemption, we may, subject to certain conditions, redeem the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. As of March 31, 2013, since inception, we have repurchased a total of 41,652 shares of common stock at an average NAV of $9.60 per share for a total repurchase price of $0.4 million.
As of March 31, 2013, we had cash of approximately $1.1 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under accounting principles generally accepted in the United States (“GAAP”).
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
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

Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
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

	Three Months Ended March 31,
(In thousands)	2013	2012
Net loss (in accordance with GAAP)	$(293)	$(502)
Depreciation and amortization	393	40
FFO	100	(462)
Acquisition fees and expenses (1)	57	514
Straight-line rent (2)	(11)	(1)
MFFO	$146	$51
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

Distributions
On September 15, 2011, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 annually per share of common stock. Our distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.
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

The following table shows the sources for the payment of distributions to common stockholders for the three months ended March 31, 2013.

	Three Months Ended
	March 31, 2013
(In thousands)	Dividends	Percentage of Distributions
Distributions:
Distributions paid in cash	$104
Distributions reinvested	38
Total distributions	142

Source of distribution coverage:
Common stock issued under the DRIP	$38	26.8%
Cash flows provided by operations (1)	104	73.2%
Total sources of distribution coverage	$142	100.0%

Cash flows used in operations (GAAP basis) (1)	$185

Net loss (in accordance with GAAP)	$(293)
___________________
(1) Cash flows provided by operations for the three months ended March 31, 2013 includes acquisition and transaction related expenses of approximately $0.1 million.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from September 10, 2010 (date of inception) through March 31, 2013:

For the Period from September 10, 2010 (date of inception) to
(In thousands)	March 31, 2013
Distributions paid to:
Common stockholders in cash	$407
Common stockholders pursuant to DRIP	59
Total distributions paid	$466

Reconciliation of net loss:
Revenues	$2,205
Acquisition and transaction related	(712)
Depreciation and amortization	(1,528)
Operating expenses	(268)
Other non-operating expenses	(1,328)
Net loss (in accordance with GAAP) (1)	$(1,631)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of March 31, 2013, we were in compliance with the debt covenants under our loan agreements.

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
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2013:

		April 1, 2013 - December 31, 2013
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Principal payments due on mortgage notes payable	$15,805	$—	$4,559	$11,246	$—
Interest payments due on mortgage notes payable	2,115	531	987	597	—
Principal payments due on notes payable	5,000	—	5,000	—	—
Interest payments due on notes payable	400	300	100	—	—
	$23,320	$831	$10,646	$11,843	$—
Election as a REIT
We intend to elect to be taxed a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we continue to qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, and so long as we distribute at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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

As of March 31, 2013, our debt included fixed-rate secured mortgage financings or secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value and fair value of $20.8 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except for the items described below:
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
Our cash flows provided by operations was approximately $185,000 for the three months ended March 31, 2013. During the three months ended March 31, 2013, we paid distributions of approximately $142,000, of which approximately $104,000 was funded from cash flows from operations and $38,000, or 26.8%, was funded from proceeds from common stock issued under the DRIP. During the three months ended March 31, 2013 cash flow from operations included an increase in accounts payable and accrued expenses of approximately $67,000, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the three months ended March 31, 2013, there would have been approximately $67,000, less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2013.
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-169821) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2013, we have issued 1.2 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $10.8 million, including shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(Amounts in thousands)	March 31, 2013
Selling commissions and dealer manager fees	$73
Other organization and offering costs (1) (2)	433
Total offering costs	$506
_____________________________

(1)	Includes approximately $31,000 in fees incurred by the Company during the three months ended March 31, 2013 for transfer agent services provided by an affiliate of the Dealer Manager.

(2)	Consists of total offering costs incurred from our Advisor as well as third party service providers.
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Three Months Ended
(In thousands)	March 31, 2013
Total commissions paid to the Dealer Manager	$73
Less:
Commissions to participating brokers	(43)
Reallowance to participating broker dealers	(7)
Net to the Dealer Manager	$23
Total proceeds from the IPO of $10.8 million, including shares issued under DRIP, exceeded cumulative offering costs by $6.4 million at March 31, 2013. As of March 31 2013, we have incurred $4.4 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering costs incurred included $1.5 million from our Advisor and Dealer Manager. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.1 million. The Advisor elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2013, cumulative offering costs, net of unpaid amounts paid to the Advisor, were $1.3 million, which was less than the 15% threshold as of March 31, 2013.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2013, we have used the net proceeds from our IPO and debt financing to purchase nine properties with an aggregate purchase price of $28.5 million.
As of March 31, 2013, since inception, we have repurchased a total of 41,652 shares of common stock at an average NAV of $9.60 per share for a total repurchase price of $0.4 million.
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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2013

EXHIBITS INDEX

The following exhibits are included, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.21*
Fourth Amended and Restated Investment Opportunity Allocation Agreement, dated April 4, 2013, by and among the Company, American Realty Capital Trust IV, Inc., American Realty Capital Properties, Inc. and American Realty Capital Trust V, Inc.

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

__________________________________
*    Filed herewith.