Form 10-Q
period 2013-06-30
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2013-08-14
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

On July 31, 2013, the registrant had 931,050 shares of retail common stock and 773,316 shares of institutional common stock outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$1,920	$1,783
Buildings, fixtures and improvements	23,282	22,507
Acquired intangible lease assets	3,306	3,144
Total real estate investments, at cost	28,508	27,434
Less accumulated depreciation and amortization	(1,935)	(1,135)
Total real estate investments, net	26,573	26,299
Cash	948	196
Restricted cash	150	150
Prepaid expenses and other assets	188	137
Deferred financing costs, net	233	332
Total assets	$28,092	$27,114

LIABILITIES AND EQUITY
Mortgage notes payable	$11,246	$16,155
Note payable	5,000	5,000
Derivatives, at fair value	182	360
Accounts payable and accrued expenses	3,452	3,273
Deferred rent and other liabilities	123	123
Distributions payable	89	53
Total liabilities	20,092	24,964

Temporary equity:
Redeemable common stock	813	428

Permanent equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized,1,646,357 and 891,882 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16	9
Additional paid-in capital	9,936	3,788
Accumulated other comprehensive loss	(182)	(360)
Accumulated deficit	(2,583)	(1,715)
Total stockholders' equity	7,187	1,722
Total liabilities and equity	$28,092	$27,114

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$560	$482	$1,101	$586
Operating expense reimbursement	19	—	38	2
Total revenues	579	482	1,139	588
Operating expenses:
Property operating	23	—	44	3
Acquisition and transaction related	3	46	60	560
General and administrative	37	42	107	46
Depreciation and amortization	407	357	800	397
Total operating expenses	470	445	1,011	1,006
Operating income (loss)	109	37	128	(418)
Other income (expense):
Interest expense	(309)	(322)	(621)	(369)
Other income	1	—	1	—
Total other expense	(308)	(322)	(620)	(369)
Net loss	$(199)	$(285)	$(492)	$(787)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	154	(157)	178	(317)
Comprehensive loss	$(45)	$(442)	$(314)	$(1,104)

Basic and diluted weighted average shares outstanding	1,375,038	672,790	1,194,058	458,245
Basic and diluted net loss per share	$(0.14)	$(0.42)	$(0.41)	$(1.72)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2013
(In thousands, except for share data)
(Unaudited)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Redeemable Common Stock
Balance, December 31, 2012	891,882	$9	$3,788	$(360)	$(1,715)	$1,722	$428
Issuance of common stock	742,140	7	7,752	—	—	7,759	—
Redeemable common stock	—	—	(385)	—	—	(385)	385
Common stock offering costs, commissions and dealer manager fees	—	—	(1,345)	—	—	(1,345)	—
Common stock issued through distribution reinvestment plan	12,335	—	113	—	—	113	—
Amortization of restricted stock	—	—	13	—	—	13	—
Distributions declared	—	—	—	—	(376)	(376)	—
Net loss	—	—	—	—	(492)	(492)	—
Other comprehensive income	—	—	—	178	—	178	—
Balance, June 30, 2013	1,646,357	$16	$9,936	$(182)	$(2,583)	$7,187	$813

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(492)	$(787)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	683	337
Amortization of intangibles	117	60
Amortization of deferred financing costs	99	47
Share-based compensation	13	2
Changes in assets and liabilities:
Prepaid expenses and other assets	(26)	38
Accounts payable and accrued expenses	67	159
Deferred rent and other liabilities	—	123
Net cash provided by (used in) operating activities	461	(21)
Cash flows from investing activities:
Investment in real estate and other assets	(1,074)	(10,559)
Deposits for real estate acquisitions	—	—
Net cash used in investing activities	(1,074)	(10,559)
Cash flows from financing activities:
Proceeds from note payable	—	5,000
Proceeds from mortgage notes payable	—	1,530
Repayments of mortgage notes payable	(4,909)	—
Payments of deferred financing costs	—	(458)
Proceeds from issuance of common stock	7,734	6,229
Common stock repurchases	—	(100)
Payments of offering costs and fees related to stock issuance	(978)	(463)
Distributions paid	(227)	(89)
Advances from (to) affiliate	(255)	362
Restricted cash	—	(150)
Net cash provided by financing activities	1,365	11,861
Net change in cash	752	1,281
Cash, beginning of period	196	—
Cash, end of period	$948	$1,281

Supplemental Disclosures
Cash paid for interest	$450	$229
Cash paid for income taxes	$7	$2

Non-cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$—	$14,625
Common stock issued through distribution reinvestment plan	$113	$2

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
As of June 30, 2013, the Company had 1.6 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $16.0 million, including shares issued under the DRIP. As of June 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $16.1 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share for each class.
The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of June 30, 2013, the Company owned nine properties with an aggregate purchase price of $28.5 million, comprising 175,290 rentable square feet, which were 100% leased.
Substantially all of the Company's business is conducted through American Realty Capital Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). The Special Limited Partner holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of the Company's common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2012, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 6, 2013. There have been no significant changes to Company's significant accounting policies during the six months ended June 30, 2013 other than the updates described below.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Real estate investments, at cost:
Land	$—	$368	$137	$1,541
Buildings, fixtures and improvements	—	1,474	775	20,837
Total tangible assets	—	1,842	912	22,378
Acquired intangibles:
In-place leases	—	204	162	2,826
Total assets acquired	—	2,046	1,074	25,204
Deposits paid in prior year	—	—	—	20
Mortgage notes payable used to acquire real estate investments	—	—	—	(14,625)
Cash paid for acquired real estate investments	$—	$2,046	$1,074	$10,599
Number of properties purchased	—	5	1	6

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions during the three and six months ended June 30, 2013, had been consummated on January 1, 2012. Additionally, the unaudited pro forma net loss was adjusted to exclude one-time acquisition and transaction related expenses of approximately $3,000 and $46,000 for the three months ended June 30, 2013 and 2012, respectively. The unaudited pro forma net loss was adjusted to exclude acquisition and transaction related expenses of approximately $60,000 and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Pro forma revenues	$579	$482	$1,159	$630
Pro forma net loss	$(196)	$(253)	$(427)	$(200)
The following table presents future minimum base rental cash payments due to the Company subsequent to June 30, 2013.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(Amounts in thousands)	Future Minimum Base Rent Payments
July 1, 2013 - December 31, 2013	$1,097
2014	2,194
2015	2,194
2016	2,194
2017	2,234
Thereafter	19,110
$29,023
The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis as of June 30, 2013 and 2012.

	June 30,
Tenant	2013	2012
FedEx Corporation	67.8%	76.4%
Dollar General	15.0%	*
Family Dollar Stores, Inc.	10.2%	11.5%
_____________________
* The tenant's annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income for the periods presented.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income as of June 30, 2013 and 2012.

	June 30,
State	2013	2012
New York	67.8%	76.4%

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 4 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an entity affiliated with a principal stockholder. The note payable bears interest at a fixed rate of 8.0% per annum and was scheduled to mature on March 20, 2013. The note payable has two one-year extension options. During the six months ended June 30, 2013, the Company exercised one extension option to extend the notes for one year to March 31, 2014. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan. The exit fee was capitalized and amortized to interest expense over the first one-year term of the note payable.
Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable consist of the following as of June 30, 2013 and December 31, 2012 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (2)
June 30, 2013	5	$11,246	4.12%	3.71
December 31, 2012	5	$16,155	4.48%	3.00
_____________________
(1) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(2) Calculated on a weighted average basis for all mortgages outstanding at June 30, 2013.

The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2013:

(In thousands)	Future Principal Payments
July 1, 2013 - December 31, 2013	$—
2014	—
2015	—
2016	—
2017	11,246
Thereafter	—
$11,246
The Company's sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2013, the Company was in compliance with covenants under the loan agreements.
During the three months ended June 30, 2013, the Company paid $4.6 million of mortgage notes payable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2013:
Interest rate swap	$—	$182	$—	$182
December 31, 2012:
Interest rate swap	$—	$360	$—	$360
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2013.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2013	June 30, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$11,246	$11,245	$16,155	$16,155
Note payable	3	$5,000	$5,000	$5,000	$5,000
The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of borrowing arrangements.
Note 7 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company's operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
Cash Flow Hedges of Interest Rate Risk
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and collars as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2013, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified from other comprehensive income as an increase to interest expense.
As of June 30, 2013 and December 31, 2012, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk.

Interest Rate Derivative	Number of Instruments	Notional Amount
		(In thousands)
Interest rate swap as of June 30, 2013	1	$9,716
Interest rate swap as of December 31, 2012	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2013 and December 31, 2012:

(Amounts in thousands)	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate products	Derivatives, at fair value	$(182)	$(360)

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$123	$(188)	$115	$(348)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(31)	$(31)	$(63)	$(31)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative liabilities as of June 30, 2013 and December 31, 2012. The Company had no derivative assets (amounts in thousands):

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013	$182	$—	$182	$—	$—	$182
December 31, 2012	$360	$—	$360	$—	$—	$360
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of June 30, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at June 30, 2013.
Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

AOCI Component	Amount Reclassified from AOCI				Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Designated derivatives, fair value adjustment	$31	$31	$63	$31	Interest expense

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 8 — Common Stock
The following table details the Company's shares of common stock outstanding, excluding shares of unvested restricted stock, and NAV per share as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
Class of common stock	Number		NAV per share	Number		NAV per share
Retail	862,853		$10.07	364,269		$9.90
Institutional	761,904		$9.94	507,213		$9.81
Total	1,624,757	(1)		871,482	(1)
_____________________
(1) Excluding 21,600 and 20,400, respectively, at June 30, 2013 and December 31, 2012 of unvested restricted shares of common stock issued to independent directors under the restricted share plan
On September 15, 2011, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 per annum. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.
The following table summarizes the number of shares repurchased under the Company's Share Repurchase Program cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	41,652	$9.60
Six months ended June 30, 2013	—	—	—
Cumulative repurchase requests as of June 30, 2013	2	41,652	$9.60

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
Note 10 — Related Party Transactions and Arrangements
As of June 30, 2013 and December 31, 2012, the Sponsor and an entity wholly owned by the Sponsor owned 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of June 30, 2013 and December 31, 2012, the Company had $1.4 million and $1.6 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of a receivable related to general and administrative expenses absorbed by the Advisor.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.5 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2013, cumulative offering costs were $5.2 million. Cumulative offering costs net of unpaid amounts were less than the 15% threshold as of June 30, 2013.
No selling commission, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the three and six months ended June 30, 2013 and 2012, as well as the related payables as of June 30, 2013 and December 31, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
(Amounts in thousands)	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Selling commissions and dealer manager fees	$338	$29	$411	$40	$5	$1
Other organization and offering costs	231	175	421	319	1,592	1,227
Total offering costs	$569	$204	$832	$359	$1,597	$1,228
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which they incur investment-related expenses, or insourced expenses. Such insourced expenses will initially be fixed at, and may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees and acquisition expenses with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Acquisition fees are recorded in acquisition and transaction related in the consolidated statement of operations.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during the three and six months ended June 30, 2013 and 2012.
The following table reflects related party fees incurred and forgiven during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
(Amounts in thousands)	2013		2012		2013		2012		June 30, 2013	December 31, 2012
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$35	$—	$24	$—	$408	$—	$—	$—
Other expense reimbursements	—	—	—	—	—	—	20	—	—	—
Ongoing fees:
Asset management fees (1)	34	34	15	15	59	59	21	21	—	—
Oversight fees	—	—	—	—	—	—	—	—	—	—
Total related party operation fees and reimbursements	$34	$34	$50	$15	$83	$59	$449	$21	$—	$—
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There were no reimbursements incurred from the Advisor for providing services during the three months ended June 30, 2013 and 2012, respectively. There were zero and $20,000 of reimbursements incurred from the Advisor for providing services during the six months ended June 30, 2013 and 2012, respectively.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three and six months ended June 30, 2013 or 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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
The Advisor elected to absorb $0.2 million of general and administrative expenses during the three months ended June 30, 2013 and 2012, respectively, and $0.3 million of general and administrative expenses during the six months ended June 30, 2013 and 2012, respectively. These absorbed costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the three and six months ended June 30, 2013 or 2012.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three and six months ended June 30, 2013 or 2012.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the market value of the Company's issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the three and six months ended June 30, 2013 or 2012. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Advisor will receive distributions from the OP payable in the form of a promissory note. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale and maintenance of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of June 30, 2013 and December 31, 2012, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, disposition fees and subordinated distributions payable to the Advisor, shall not exceed (a) 6% of all properties' aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that the Company sells and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5.0% of the Company’s authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares. The following table displays restricted share award activity during the six months ended June 30, 2013:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded December 31, 2012	21,000	$9.36
Granted	9,000	10.07
Forfeited	(5,400)	9.11
Awarded June 30, 2013	24,600	$9.68

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2012	20,400	$9.35
Granted	9,000	10.07
Vested	(2,400)	9.13
Forfeited	(5,400)	9.11
Unvested, June 30, 2013	21,600	$9.73

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The fair value of the shares is expensed over the vesting period of five years. Adjusted for the timing of board members resignations and admissions, compensation expense related to restricted stock was approximately $3,000 and ($2,000) for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, compensation expense for restricted shares was $13,000 and $2,000, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on such shares of common stock issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three and six months ended June 30, 2013, and 2012.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss (In thousands)	$(199)	$(285)	$(492)	$(787)
Basic and diluted weighted average shares of common stock outstanding	1,375,038	672,790	1,194,058	458,245
Basic and diluted net loss per share	$(0.14)	$(0.42)	$(0.41)	$(1.72)

As of June 30, 2013 and 2012, the Company had approximately 21,600 shares and 18,000 shares, respectively, of unvested restricted stock outstanding which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14  — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of July 31, 2013, the Company had 1.7 million shares of common stock outstanding. Total gross proceeds, net of repurchases, from these issuances were $16.8 million, including shares issued under the DRIP. As of July 31, 2013, the aggregate value of all share issuances was $17.1 million based on a per share equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date, net of repurchases, including shares issued under the DRIP is as follows:

Source of Capital (in thousands)	Inception to June 30, 2013	July1, 2013 to July 31, 2013	Total
Common stock	$15,956	$863	$16,819
Completion of Acquisition of Assets
The following table presents certain information about the properties that the Company acquired from July 1, 2013 to August 9, 2013 (dollar amounts in thousands):

	No. of Buildings	Square Feet	Base Purchase Price (1)
Total Portfolio – June 30, 2013	9	175,290	$28,508
Acquisitions	1	6,800	972
Total portfolio – August 9, 2013	10	182,090	$29,480

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

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently occurred in the credit markets of the United States of America.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended, and thus subject to regulation under the Investment Company Act of 1940, as amended.

•	We only owned nine properties as of June 30, 2013, which exposes us to risks due to a lack of tenant and geographic diversity.
Overview
We were incorporated on September 10, 2010 and are a Maryland corporation that intends to qualify as a REIT for the taxable year ended December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company's common stock varies daily and is based on the Company's net asset value (“NAV”) per share.
As of June 30, 2013, we had 1.6 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $16.0 million. As of June 30, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $16.1 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share for each class.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of June 30, 2013, we owned nine properties with an aggregate purchase price of $28.5 million, comprising 175,290 rentable square feet, which were 100% leased. As of June 30, 2013, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 100% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). The Special Limited Partner holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
The value of in-place leases is amortized to expense over the initial term of the respective leases, which range primarily from eight to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
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
Results of Operations
Our portfolio of real estate investment properties, which were all 100% leased, is comprised of the following nine properties as of June 30, 2013:

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Net Operating Income (2)	Base Purchase Price (3)	Capitalization Rate (4)	Annualized Rental Income (5) per Square Foot
					(In thousands)	(In thousands)
Family Dollar	Jan. 2012	2	16,000	8.5	$138	$1,453	9.5%	$8.63
Dollar General	Jan. 2012	1	9,013	13.4	83	975	8.5%	9.21
Family Dollar II	Jan. 2012	1	8,320	8.0	90	991	9.1%	10.82
FedEx	Mar. 2012	1	111,865	13.6	1,518	19,740	7.7%	13.57
Circle K	May 2012	1	3,050	10.8	157	2,045	7.7%	51.48
Dollar General II	Oct. 2012	1	9,002	14.3	90	1,170	7.7%	10.00
Dollar General III	Dec. 2012	1	9,014	14.4	81	1,060	7.6%	8.99
Dollar General IV	Mar. 2013	1	9,026	14.8	83	1,074	7.7%	9.20
		9	175,290	13.2	$2,240	$28,508	7.9%	$12.78
_____________________

(1)	Remaining lease term in years as of June 30, 2013, calculated on a weighted-average basis.

(2)
Annualized rental income/NOI for net leases is rental income on a straight-line basis as of June 30, 2013, which includes the effect of tenant concessions such as free rent, as applicable. For modified gross leased properties NOI is rental income on a straight-line basis as of June 30, 2013, which includes the effect of tenant concessions such as free rent, as applicable, plus operating expense reimbursement revenue less property operating expenses.

(3)	Contract purchase price, excluding acquisition related costs.

(4)	Annualized rental income divided by base purchase price.

(5)	Annualized rental income as of June 30, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Comparison of the Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
Rental Income
Rental income increased $0.1 million to $0.6 million for the three months ended June 30, 2013 compared to $0.5 million for the three months ended June 30, 2012. Rental income was driven by our acquisition of three properties subsequent to June 30, 2012 for an aggregate purchase price of approximately $3.3 million. The annualized rental income per square foot of the properties at June 30, 2013 was $12.78 with a weighted average remaining lease term of 13.2 years.
Operating Expense Reimbursements
Operating expense reimbursements increased to approximately $19,000 for the three months ended June 30, 2013 there were no operating expense reimbursements for the three months ended June 30, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of three properties since June 30, 2012.

Property Operating Expenses
Property expenses increased to approximately $23,000 for the three months ended June 30, 2013, there were no operating expenses incurred for the three months ended June 30, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties subsequent to June 30, 2012.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs decreased by approximately $43,000 to $3,000 for the three months ended June 30, 2013 compared to $46,000 for the three months ended June 30, 2012. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the decrease in acquisition related costs was primarily a result of no real estate investment purchased in the three months ended June 30, 2013 compared to purchase price of $2.0 million in the three months ended June 30, 2012.
General and Administrative Expenses
General and administrative expenses decreased by approximately $5,000 to $37,000 for the three months ended June 30, 2013 compared to $42,000 for the three months ended June 30, 2012. General and administrative expenses primarily included insurance, board of directors fees, taxes, and the amortization of restricted stock. The Advisor elected to absorb $0.2 million of general and administrative expenses during the three months ended June 30, 2013 and 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $51,000 to $407,000 for the three months ended June 30, 2013 compared to $357,000 for the three months ended June 30, 2012. The increase in depreciation and amortization expense was driven by our acquisition of three properties since June 30, 2012 for an aggregate purchase price of $3.3 million.
Interest Expense
Interest expense remained stable at $0.3 million for the three months ended June 30, 2013 and 2012, respectively. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% as of June 30, 2013. Interest expense also included interest related to our unsecured note payable, received in March 2012, of $5.0 million, which bears interest at 8.0%.

Comparison of the Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
Rental Income
Rental income increased $0.5 million to $1.1 million for the six months ended June 30, 2013 compared to $0.6 million for the six months ended June 30, 2012. Rental income was driven by our acquisition of three properties subsequent to June 30, 2012 for an aggregate purchase price of approximately $3.3 million. The annualized rental income per square foot of the properties at June 30, 2013 was $12.78 with a weighted average remaining lease term of 13.2 years.

Operating Expense Reimbursements
Operating expense reimbursements increased by approximately $36,000 to $38,000 for the six months ended June 30, 2013 compared to $2,000 for the six months ended June 30, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of three properties since June 30, 2012.

Property Operating Expenses
Property expenses increased by approximately $41,000 to $44,000 for the six months ended June 30, 2013 compared to $3,000 for the six months ended June 30, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties subsequent to June 30, 2012.

Acquisition and Transaction Related Costs
Acquisition and transaction related costs decreased by approximately $0.5 million to $60,000 for the six months ended June 30, 2013 compared to $0.6 million for the six months ended June 30, 2012. Acquisition and related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the decrease in acquisition related costs was primarily a result of real estate investments with a purchase price of $1.1 million during the six months ended June 30, 2013 compared to $25.2 million during the six months ended June 30, 2012.
General and Administrative Expenses
General and administrative expenses increased by approximately $61,000 to $0.1 million for the six months ended June 30, 2013 compared to $46,000 for the six months ended June 30, 2012. General and administrative expenses primarily included insurance, board of directors fees, taxes, and the amortization of restricted stock. The Advisor elected to absorb $0.3 million of general and administrative expenses during the six months ended June 30, 2013 and 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $0.4 million to $0.8 million for the six months ended June 30, 2013 compared to $0.4 million for the six months ended June 30, 2012. The increase in depreciation and amortization expense was driven by our acquisition of three properties since June 30, 2012 for an aggregate purchase price of $3.3 million.
Interest Expense
Interest expense increased by approximately $0.2 million to $0.6 million for the six months ended June 30, 2013 compared to $0.4 million for the six months ended June 30, 2012. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% as of June 30, 2013. Interest expense also included interest related to our unsecured note payable, received in June 30, 2012, of $5.0 million, which bears interest at 8.0%.
Cash Flows for the Six Months Ended June 30, 2013
During the six months ended June 30, 2013, net cash provided by operating activities was $0.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net income adjusted for non-cash items of $0.4 million in the aggregate (net loss of $0.5 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $0.9 million). Cash flows provided by operating activities during the six months ended June 30, 2013 included $60,000 of acquisition and transaction related costs. Cash inflows included an increase of $0.1 million in accounts payable and accrued expenses.
Net cash used in investing activities of $1.1 million during the six months ended June 30, 2013 primarily related to the acquisition of one property with an aggregate purchase price of $1.1 million.
Net cash provided by financing activities of $1.4 million during the six months ended June 30, 2013 related to proceeds from the issuance of common stock of $7.7 million. The inflow was partially offset by repayments of mortgage notes payable of $4.9 million, payments related to offering costs of $1.0 million, $0.3 million in payments to affiliates, and $0.2 million in distributions.
Cash Flows for the Six Months Ended June 30, 2012
During the six months ended June 30, 2012, net cash used in operating activities was $21,000. The level of cash flows used in or provided by operating activities is affected by the timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows used in operating activities during the six months ended June 30, 2012 include $0.6 million of acquisition and transaction related costs. Cash outflows include a net loss adjusted for non-cash items of $0.4 million in the aggregate (net loss of $0.8 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of approximately $0.4 million) an increase in prepaid expenses of $38,000, an increase of approximately $0.2 million in accounts payable and accrued expenses as well as an increase in deferred rent and other liabilities of $0.1 million.
Net cash used in investing activities of $10.6 million during the six months ended June 30, 2012 related to the acquisition of five properties with an aggregate purchase price of $25.2 million. The FedEx property was financed at acquisition with $14.6 million in mortgage notes payable.
Net cash provided by financing activities of $11.9 million during the six months ended June 30, 2012 related to net proceeds from the issuance of common stock of $6.2 million, $6.5 million of proceeds from notes and mortgage notes payable and $0.4 million in advances from affiliates. These inflows were partially offset by payments related to offering costs of $0.5 million, $0.5 million of payments of deferred financing costs and an increase in restricted cash of $0.2 million.

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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2013, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 39.4%.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of June 30, 2013, we had 1.6 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, including shares issued under the DRIP of $16.0 million.
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	41,652	$9.60
Six months ended June 30, 2013	—	—	—
Cumulative repurchase requests as of June 30, 2013	2	41,652	$9.60

As of June 30, 2013, since inception, we have repurchased a total of 41,652 shares of common stock at an average NAV of $9.60 per share for a total repurchase price of $0.4 million.

As of June 30, 2013, we had cash of approximately $0.9 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

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

	Three Months Ended		Six Months Ended
(In thousands)	March 31, 2013	June 30, 2013	June 30, 2013
Net loss (in accordance with GAAP)	$(293)	$(199)	$(492)
Depreciation and amortization	393	407	800
FFO	100	208	308
Acquisition fees and expenses (1)	57	3	60
Straight-line rent (2)	(11)	(12)	(23)
MFFO	$146	$199	$345
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

The following table shows the sources for the payment of distributions to common stockholders for the three months ended June 30, 2013.

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2013		June 30, 2013		June 30, 2013
(In thousands)	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions
Distributions:
Distributions paid in cash	$104		$120		$224
Distributions reinvested	38		75		113
Total distributions	$142		$195		$337

Source of distribution coverage:
Common stock issued under the DRIP	$38	26.8%	$75	38.5%	$113	33.5%
Cash flows provided by operations (1)	104	73.2%	120	61.5%	224	66.5%
Total sources of distribution coverage	$142	100.0%	$195	100.0%	$337	100.0%

Cash flows provided by operations (GAAP basis) (1)	$185		$276		$461

Net loss (in accordance with GAAP)	$(293)		$(199)		$(492)
___________________
(1) Cash flows provided by operations for the three and six months ended June 30, 2013 includes acquisition and transaction related expenses of approximately $3,000 and $60,000.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from September 10, 2010 (date of inception) through June 30, 2013:

For the Period from September 10, 2010 (date of inception) to
(In thousands)	June 30, 2013
Distributions paid to:
Common stockholders in cash	$527
Common stockholders pursuant to DRIP	134
Total distributions paid	$661

Reconciliation of net loss:
Revenues	$2,784
Acquisition and transaction related	(715)
Depreciation and amortization	(1,935)
Operating expenses	(221)
Other non-operating expenses	(1,743)
Net loss (in accordance with GAAP) (1)	$(1,830)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of June 30, 2013, we were in compliance with the debt covenants under our loan agreements.

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
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2013:

		July 1, 2013 - December 31, 2013
(In thousands)	Total		2014-2015	2016-2017	Thereafter
Principal payments due on mortgage notes payable	$11,246	$—	$—	$11,246	$—
Interest payments due on mortgage notes payable	1,757	233	927	597	—
Principal payments due on notes payable	5,000	—	5,000	—	—
Interest payments due on notes payable	300	200	100	—	—
	$18,303	$433	$6,027	$11,843	$—
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

As of June 30, 2013, our debt included fixed-rate secured mortgage financings or secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value and fair value of $16.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs, and, assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement (File No. 333-169821), as amended from time to time. There have been no material changes from these risk factors, except for the items described below:
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
Our cash flows provided by operations was approximately $0.5 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we paid distributions of approximately $0.3 million, of which approximately $0.2 million, or 66.5%, was funded from cash flows from operations and $0.1 million, or 33.5%, was funded from proceeds from common stock issued under the DRIP. During the six months ended June 30, 2013, cash flow from operations included an increase in accounts payable and accrued expenses of approximately $67,000, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2013, there would have been approximately $67,000, less in cash flow from operations available to pay distributions. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2013.
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-169821) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2013, we have issued 1.6 million shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $16.0 million, including shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(Amounts in thousands)	June 30, 2013
Selling commissions and dealer manager fees	$411
Other organization and offering costs (1)	934
Total offering costs	$1,345
_____________________________

(1)	Consists of total offering costs incurred from our Advisor as well as third party service providers.
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Six Months Ended
(In thousands)	June 30, 2013
Total commissions incurred from the Dealer Manager	$411
Less:
Commissions to participating brokers	(266)
Reallowance to participating broker dealers	(35)
Net to the Dealer Manager	$110
Total proceeds from the IPO of $16.0 million, including shares issued under DRIP, exceeded cumulative offering costs by $10.7 million at June 30, 2013. As of June 30, 2013, we have incurred $5.2 million of cumulative offering costs in connection with the issuance and distribution of our registered securities. Cumulative offering costs incurred included $1.5 million from our Advisor and Dealer Manager. We are responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $4.5 million. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of June 30, 2013, cumulative offering costs were $5.2 million. Cumulative offering costs net of unpaid amounts were less than the 15% threshold as of June 30, 2013.
We expect to use substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2013, we have used the net proceeds from our IPO and debt financing to purchase nine properties with an aggregate purchase price of $28.5 million.
Share Repurchase Program
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	41,652	$9.60
Six months ended June 30, 2013	—	—	—
Cumulative repurchase requests as of June 30, 2013	2	41,652	$9.60
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Contents

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: August 14, 2013

EXHIBITS INDEX

The following exhibits are included, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.22 *
Amended and Restated Advisory Agreement, dated as of July 15, 2013, by and among American Realty Capital Daily Net Asset Value Trust, Inc., American Realty Capital Operating Partnership II, L.P., and American Realty Capital Advisors II, LLC

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

__________________________________
*    Filed herewith.