Form 10-K
period 2013-12-31
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2014-03-14
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant’s shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-169821). The per share purchase price for each class of shares varies daily and is equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $12.6 million based on the NAV per share for each class of shares.
On February 28, 2014, the registrant had 1,082,692 shares of retail common stock and 1,056,408 shares of institutional common stock outstanding.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

Forward-Looking Statements
Certain statements included in this annual report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company,” “we,” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in American Realty Capital Advisors II, LLC (our “Advisor”), Realty Capital Securities, LLC (our “Dealer Manager”) and other entities affiliated with AR Capital, LLC (“American Realty Capital” or our “Sponsor”). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•
The purchase price and redemption price for our shares are based on net asset value (“NAV”) rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We only owned 13 properties as of December 31, 2013, which exposes us to risks due to a lack of tenant and geographic diversity.

•
If we raise substantially less than the maximum offering in our initial public offering of common stock (our “IPO”), we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders’ investment.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently occurred in the credit markets of the United States.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and thus subject to regulation under the Investment Company Act.
All forward-looking statements should be read in light of the risk factors identified in Part I, Item 1A of this Annual Report on Form 10-K.
Part I
Item 1. Business

Overview
We were incorporated on September 10, 2010 as a Maryland corporation that intends to elect to qualify as a REIT for the taxable year ending December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock.
On January 5, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of December 31, 2013, we had 2.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $20.7 million. As of December 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $20.9 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share.
We were formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of December 31, 2013, we own 13 commercial properties with an aggregate purchase price of $32.8 million, comprising 202,416 rentable square feet, which were 100% leased. As of December 31, 2013, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 97.7% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through American Realty Capital Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). American Realty Capital Trust II Special Limited Partner, LLC (the “Special Limited Partner”) holds 222 OP units, which represent a nominal percentage of the aggregate ownership of the OP. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP (the “Partnership Agreement”). The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as our property manager. Our Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by or under common ownership with our Sponsor. These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.

Investment Objectives
We have, and intend to continue implementing our investment objectives as follows:

•
Free-Standing, Single Tenant Properties — buy primarily free-standing, single tenant bank branches, convenience stores, retail, office and industrial properties, net leased to investment grade and other creditworthy tenants.

•	Long-Term Leases — acquire long term leases with minimum, non-cancelable lease terms of ten or more years.

•
Low Leverage — finance our portfolio opportunistically at a target leverage level of generally not more than 50% loan-to-value (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), although our charter allows leverage to be equivalent to up to 75% of the cost of our investments.

•
Diversified Portfolio — once we have substantially invested all of the proceeds of our IPO, we expect to assemble a well-diversified portfolio based on geography, tenant diversity, lease expirations and other factors.

•	Monthly Distributions — pay distributions monthly.

•	Exit Strategy — sell our assets, sell or merge, or list our portfolio within three to six years after the end of our IPO.

•	Maximize Total Returns — maximize total returns to our stockholders through a combination of current income and realized appreciation.
Acquisition and Investment Policies
Primary Investment Focus
We intend to acquire a diversified portfolio of free-standing, single-tenant bank branches, convenience stores, retail, office and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. The assembled portfolio will be well-diversified by tenant, industry and geography, and comprised primarily of retail, office and industrial properties, including pharmacies, bank branches, freight, home repair, supermarket, healthcare, discounters, fast food and casual dining, auto care centers, gas and convenience stores and other similar uses. From a geographical standpoint, our target properties: (i) are in prominent locations; or (ii) are situated along high traffic transit corridors at locations carefully selected by the corporate tenant to support operationally essential corporate distribution/warehouse and logistical facilities.
Investing in Real Property
We have and expect to continue to invest in primarily free-standing, single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Advisor will consider relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor will have substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants or guarantors whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties:

	December 31,
Tenant	2013	2012
FedEx	64.6%	70.4%
Dollar General	13.1%	11.8%
Family Dollar	*	10.6%

* The tenant’s annualized rental income was not greater than 10% of total annualized rental income for all portfolio properties as of the period specified.
The following table lists states where we have concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis:

	December 31,
State	2013	2012
New York	59.0%	70.3%

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
Investing in Real Estate Securities
We may invest in securities of non-majority owned publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt or other securities of these entities, or options to acquire such securities. It is our intention that we be limited to investing no more than 20% of the aggregate value of our assets as of the close of our IPO and thereafter in publicly traded real estate equity or debt securities, including, but not limited to, collateralized mortgage-backed securities (“CMBS”). However, any investment in equity securities (including any preferred equity securities) that are not traded on a national securities exchange or included for quotation on an inter-dealer quotation system must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.
Acquisition Structure
We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property or rights), although other methods of acquiring a property, including acquiring leasehold interests (a “leasehold interest” is a right to enjoy the exclusive possession and use of an asset or property for a stated definite period as created by a written lease), may be utilized if we deem it to be advantageous. For example, we may acquire properties through a joint venture or the acquisition of substantially all of the interests of an entity which in turn owns the real property. We also may make preferred equity investments in an entity that owns real property. Our focus will be on acquiring retail properties but we also may acquire multifamily, industrial, hotel and other types of real property.

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
Financing Strategies and Policies
Financing for acquisitions and investments may be obtained at the time an asset is acquired, when an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risks on variable rate debt.
Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with the justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments.
In addition, it is currently our intention to limit our aggregate borrowings to not more than 50% of the aggregate fair market value of our assets (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with the justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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

Tax Status
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ending December 31, 2013. We believe that, commencing with such taxable year, we will be organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent that we distribute all of our REIT taxable income (which does not equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) to our stockholders and comply with various other requirements applicable to REITs. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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

Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including all amendments to those reports) and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our current offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A. Risk Factors

Risks Related to an Investment in American Realty Capital Daily Net Asset Value Trust, Inc.
We have limited prior operating history and financing sources, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have limited operating history and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on September 10, 2010. We acquired our first properties in January 2012 and as of December 31, 2013, we have acquired only 13 properties and do not otherwise have any operations or independent financing.
Moreover, neither our Advisor nor we have any established financing sources. Presently, both we and our Advisor are funded by capital contributions from AR Capital, LLC, a company which is directly or indirectly controlled by Messrs. Nicholas S. Schorsch and William M. Kahane, and by proceeds from our IPO. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the American Realty Capital Daily Net Asset Value Trust, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations, including the calculation of our daily NAV;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and,

•	continue to build and expand our operations structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment. In addition, the prior public and non-public programs sponsored by American Realty Capital and its affiliates did not produce net income during the years 2008 through 2010. There can be no assurance that we will outperform such programs.
Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has invested $2.2 million in us through the purchase of 0.2 million retail shares of our common stock, and the Sponsor or any affiliate may not sell this initial investment while the Sponsor remains a sponsor but may transfer the shares to other affiliates. If we are unsuccessful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have greater exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares except pursuant to the share repurchase plan. If our stockholders sell their shares to us under the share repurchase program, they may receive less than the price they paid for their shares.
Our shares of common stock are not listed on a national securities exchange and there currently is no public market for our shares and may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares.
Redemption of shares through the share repurchase program may be the only way for our stockholders to dispose of their shares, but there are a number of limitations placed on such redemptions. The shares will be redeemed at a price equal to the NAV per share as of the redemption date, not the original purchase price. Moreover, our share repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell their shares to us, including a short-term trading fee on shares redeemed within four months of the date of purchase. Therefore, our stockholders may be required to sell their shares at a substantial discount on the price they originally paid. Furthermore, our board of directors reserves the right, in its sole discretion, at any time and from time to time, to amend the terms of, suspend or terminate our share repurchase program. Additionally, our board of directors reserves the right, in its sole discretion, to reject an individual stockholder’s request for redemption for any reason at any time. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all.
It also is likely that shares of our common stock would not be accepted as the primary collateral for a loan. Our stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares. In order to ascertain how liquid any investment in our shares of common stock is, our stockholders should carefully review the disclosures pertaining to share repurchase program and all limitations pertaining to the regimented redemption process, described in our prospectus.
If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions, which would adversely affect the value of our stockholders’ investment.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2013, we owned 13 properties. Except for those investors who purchase shares in our IPO after such time as our prospectus is supplemented to describe one or more investments which have been identified, our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection and acquisition of income-producing properties and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns. Generally, we may fund distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. If we encounter any such delays, we may pay all or a substantial portion of our distributions from the proceeds of our IPO or from borrowings in anticipation of future cash flow, which may constitute a return of capital to our stockholders. If our Advisor is unable to obtain further suitable investments, we will hold the uninvested proceeds of our IPO in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. This will reduce our return and could reduce distributions to our stockholders. If we cannot invest the uninvested proceeds from our IPO within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.
Our IPO is being made on a reasonable best efforts basis, whereby the brokers participating in the offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in our IPO may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we raise substantially less than the maximum offering in our IPO, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
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
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
We may be unable to pay or maintain cash distributions to our stockholders or increase distributions to them over time, which could adversely affect the return on their investment.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With limited prior operating history, we cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our qualification as a REIT.
We may pay distributions from unlimited amounts of any source, including proceeds of our IPO, which may reduce the amount of capital we are able to invest and reduce the value of our stockholders’ investment.
We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from our IPO, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of our IPO or from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of our stockholders investment.

Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders’ interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect their overall return.
We began paying distributions in the first quarter of 2012. For the year ended December 31, 2013, our cash flows provided by operations of $1.2 million was an excess of $0.6 million, to our cash distributions paid of $0.6 million during such period. If we experience a shortfall, the distributions would be paid from proceeds from common stock issued in our IPO and under the DRIP and mortgage financings. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments this may result in a lower return on our stockholders’ investment than they expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of our IPO, we will have less funds available for acquiring properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of our IPO may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders’ interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the above mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.
Market conditions may impact our ability to make accretive net lease acquisitions as the new supply of net lease retail real estate has been constrained, capitalization rates have declined since the financial crisis and the potential for a significant increase in interest rates could impact the value of net lease properties.
We may not be able to make accretive net lease acquisitions as the market for such real estate is constrained by a lack of new supply of net lease properties and capitalization rates have declined since the financial crisis. There has been limited new construction of retail net lease properties. Given the relative “safety” of long-term net lease properties, capitalization rates have declined since the financial crisis. We anticipate that an increase in inflation may cause interest rates to increase in the future, which could impact net lease property valuations. These market conditions are factors that could impact the acquisition opportunities available to us.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. However, as required by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ purchase and redemption of our shares are based on our NAV per share, which is based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our daily NAV per share may not reflect the amount that our stockholders might receive for their shares in a market transaction and they will not know the NAV per share at the time of purchase.
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
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor currently sponsor and may sponsor one or more other real estate investment programs in the future, including American Realty Capital New York Recovery REIT, Inc., (“NYRR”), Phillips Edison - ARC Shopping Center REIT, Inc., (“PE-ARC”), American Realty Capital - Retail Centers of America, Inc., (“ARC RCA”), American Realty Capital Healthcare Trust, Inc., (“ARC HT”), American Realty Capital Trust V, Inc., (“ARCT V”), American Realty Capital Global Trust, Inc., (“ARC Global”), American Realty Capital Healthcare Trust II, Inc., (“ARC HT II”), ARC Realty Finance Trust, Inc., (“ARC RFT”), Phillips Edison - ARC Grocery Center REIT II, Inc. (“PE-ARC II”), American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) and American Realty Capital New York City REIT, Inc. (“ARC NYCR”). We may buy properties at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor or on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other American Realty Capital-sponsored programs own properties. Also, we may acquire properties from, or sell properties to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs acquires a property we are competing for, attracts a tenant that we are competing for, attempts to sell similar properties as us around the same time, or in other circumstances where a conflict of interest is not resolved in our favor, we could suffer a loss of revenue due to delays in locating another suitable tenant. Our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investments. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other American Realty Capital-sponsored programs may be competing with us for these investments.
Our Advisor faces conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our stockholders’ investment.
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
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and other American Realty Capital-sponsored direct investment programs and their respective advisors. Five other American Realty Capital-sponsored REITs, ARC HC II, ARC RFT, ARCT V, PE-ARC II and ARC HOST, have registration statements that became effective in the past 18 months, four of which are currently offering securities, and none of the American Realty Capital-sponsored REITs are more than five years old. American Realty Capital also sponsors ARC NYCR, and American Energy Capital Partners, LP, a non-traded oil and gas limited partnership, each of which is currently in registration. As a result, such REITs and limited partnership will have concurrent and/or overlapping fundraising, acquisition, operational disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our Company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs or other direct investment programs, and especially REITs or other direct investment programs in the development stage.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Certain of our executive officers, including Nicholas S. Schorsch, who also serves as the chairman of our board of directors, and Edward M. Weil, Jr., our president, chief operating officer, secretary and director, also are officers of our Advisor, our Property Manager, our Dealer Manager and other affiliated entities, including the other real estate programs sponsored by American Realty Capital. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities; (b) our purchase of properties from, or sale of properties, to affiliated entities; (c) the timing and terms of the investment in or sale of an asset; (d) development of our properties by affiliates; (e) investments with affiliates of our Advisor; (f) compensation to our Advisor, and; (g) our relationship with our Dealer Manager and Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.

Our Advisor and its affiliates face conflicts of interest relating to the incentive fee structure, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement and the Partnership Agreement, our Advisor or its affiliates, including the Special Limited Partner will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. For example, the asset management fee is based on NAV, and not on the costs or book value of our investments. Because these fees are based on NAV, the Advisor will benefit from our shares having higher NAV and therefore the Advisor has an incentive to cause the NAV to be higher. Fees payable to our Advisor are based on the purchase price of the properties acquired and may create an incentive for our Advisor to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s and its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The Partnership Agreement will require us to pay a termination fee to the Special Limited Partner if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the fee to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination fee, which could have the effect of delaying, deferring or preventing the change of control.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest, and such conflicts may not be resolved in our favor, which could adversely affect the value of our stockholders’ investment.
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
The American Realty Capital group of companies is currently the sponsor or co-sponsor of twelve other public offerings of non-traded REIT shares, many of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for an offering of common shares and either are or intend to elect to be taxed as REITs. The offerings are taking place concurrently with our offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. We will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
We disclose modified funds from operations (“MFFO”), a non-GAAP financial measure, including in documents filed with the SEC; however, MFFO is not equivalent to our net income or loss as determined under GAAP, and our stockholders should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors, MFFO, which is a non-GAAP financial measure. See ‘’Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.’’ MFFO is not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. MFFO and GAAP net income differ because MFFO excludes gains or losses from sales of property and asset impairment write-downs, and adds back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.

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
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party which was recently launched as a new business. The business was formed on November 2, 2012 and has not had any significant operations to date. On March 1, 2013, our transfer agent began providing certain transfer agency services for programs sponsored directly or indirectly by our Sponsor. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
Our dealer manager signed a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority (“FINRA”); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect this offering or the pace at which we raise proceeds.
In April 2013, our dealer manager received notice and a proposed Letter of Acceptance, Waiver and Consent (“AWC”) from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our dealer manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our dealer manager consented to the imposition of a censure and a fine of $60,000.
To the extent any action would be taken against our dealer manager in connection with the above AWC, our dealer manager could be adversely affected.
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

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to exit the investment.
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

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
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
We conduct our operations, directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”
A change in the value of any of our assets could cause us or one or more of our wholly or majority- owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Our Advisor continually reviews our investment activity to attempt to ensure that we will not be regulated as an investment company.
If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investments.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent.
Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend (in whole or in part) or terminate or reduce or increase the number of shares to be purchased under the share repurchase program upon 30 days’ notice or to reject any request for repurchase. In addition, the share repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell their shares. Our share repurchase program is designed to allow stockholders to request redemptions on a daily basis but our ability to fulfill redemption requests is subject to a number of limitations. Most importantly, most of our assets consist of real estate properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. In addition, we will limit shares redeemed during a calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter, or approximately 20% of our NAV in any 12 month period. Furthermore, our board of directors may limit, modify or suspend our share repurchase program. Additionally, subject to limited exceptions, shares of our common stock that are redeemed within four months of the date of purchase may be subject to a short-term trading fee of 2% of the aggregate NAV per share.

We established the price in the IPO on an arbitrary basis; as a result, the actual value of our stockholders’ investment may be substantially less than what they paid.
Our board of directors arbitrarily determined the initial selling price of the shares in our IPO of $9.00 per share of retail common stock (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and $9.00 per share of institutional common stock, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing issued or outstanding shares. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that our stockholders would receive upon liquidation.
Because the Dealer Manager is one of our affiliates, our stockholders will not have the benefit of an independent review of the prospectus or us, which is customarily performed in underwritten offerings.
The Dealer Manager is one of our affiliates and will not make an independent review of us or the offering. Accordingly, our stockholders will have to rely on their own broker dealer to make an independent review of the terms of our offering. If your broker dealer does not conduct such a review, the stockholder will not have the benefit of an independent review of the terms of our offering. Further, the due diligence investigation of us by the Dealer Manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker dealer or investment banker. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, the stockholder will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.
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
Our stockholders’ interest in us will be diluted if we issue additional shares, which could adversely affect the value of our stockholders’ investment.
Existing stockholders and potential investors in our offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350.0 million shares of stock, of which 300.0 million shares are classified as common stock and 50.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of any class or series of stock designated, or may classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in our offering likely will suffer dilution of their equity investment in us, if we: (a) sell shares in our offering or sell additional shares in the future, including those issued pursuant to our DRIP; (b) sell securities that are convertible into shares of our common stock; (c) issue shares of our common stock in a private offering of securities to institutional investors; (d) issue restricted share awards to our directors; (e) issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement; or (f) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the OP. In addition, the Partnership Agreement contains provisions that would allow, under certain circumstances, other entities, including other American Realty Capital-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of the OP. Because the limited partnership interests of the OP may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, our stockholders should not expect to be able to own a significant percentage of our shares.

Future offerings of equity securities that are senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the value of an investment in our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of equity securities. Under our charter, we may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of our stockholders’ shares of common stock. Any issuance of preferred stock must be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Upon liquidation, holders of our shares of preferred stock will be entitled to receive our available assets prior to distribution to the holders of our common stock. Additionally, any convertible, exercisable or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability pay dividends to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions to our stockholders.
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
We depend on our operating subsidiary and its subsidiaries for cash flow and are effectively structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions to our stockholders.
We have no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy the claims of our stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.
Valuations and appraisals of our properties and valuations of our investments in real estate related assets are estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of our stockholders’ investment.
In order to calculate our daily NAV, our properties are initially valued at cost, which we believe represents fair value. After this initial valuation, valuations of properties are conducted in accordance with our valuation guidelines and are based partially on appraisals performed by our independent valuer at least annually after the respective calendar quarter in which such property was acquired. Similarly, our real estate related asset investments are initially valued at cost, and thereafter are valued at least annually (with approximately 25% of all properties being appraised each quarter), or in the case of liquid securities, daily, as applicable, at fair value as determined by our Advisor. The valuation methodologies used to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager. Because the price our stockholders will pay for shares of our common stock in our IPO, and the price at which their shares may be redeemed by us pursuant to our redemption plan, are based on our estimated NAV per share, our stockholders may pay more than realizable value or receive less than realizable value for their investment.

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
The NAV per share that we publish may not necessarily reflect changes in our NAV and in the value of our stockholders shares that we cannot immediately quantify.
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
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
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

As of December 31, 2013, the following four major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

•	FedEx, represented 64.6% of total annualized rental income;

•	Dollar General, represented 13.1% of total annualized rental income;

•	Family Dollar, represented 8.9% of total annualized rental income; and

•	Circle K, represented 6.1% of total annualized rental income.
Therefore, the financial failure of a major tenant is likely to have a material adverse effect on our results of operations and our financial condition. In addition, the value of our investment is historically driven by the credit quality of the underlying tenant, and an adverse change in a major tenant’s financial condition or a decline in the credit rating of such tenant may result in a decline in the value of our investments and have a material adverse effect on our results from operations.
We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2013:

•	$1.5 million, or 59.0%, of our annualized rental income came from properties located in New York;

•	$0.2 million, or 6.4%, of our annualized rental income came from properties located in Texas;

•	$0.2 million, or 6.1%, of our annualized rental income came from properties located in Arizona;

•	$0.1 million, or 5.6%, of our annualized rental income came from properties located in Wyoming; and

•	$0.1 million, or 5.4%, of our annualized rental income came from properties located in Mississippi.
As of December 31, 2013, our tenants operated in 11 states. Any downturn in one or more of these states, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to the Company.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions to our stockholders.
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

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition and ability to make distributions to our stockholders could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the”IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders’ investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property, which could adversely affect our financial condition and ability to make distributions to our stockholders.
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
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.
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
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.
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
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on our stockholders’ investment.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Rising expenses could reduce cash flow and could adversely affect our ability to make future acquisitions and to pay cash distributions to our stockholders.
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a triple-net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense and we intend to obtain similar coverage for properties we acquire in the future. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase and if these increases are not passed on to tenants, our income will be reduced, which could adversely affect our ability to make distributions to our stockholders.
Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that leases will be negotiated on a basis that passes such tax onto the tenant. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Covenants, conditions and restrictions may restrict our ability to operate a property, which may adversely affect our operating costs and reduce the amount of funds available to pay distributions to our stockholders.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, or CC&Rs, restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.
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

We may invest in unimproved real property. For purposes of this paragraph, “unimproved real property” does not include properties acquired for the purpose of producing rental or other operating income, properties under development or construction, and properties under contract for development or in planning for development within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. If we invest in unimproved property other than property we intend to develop, our stockholders’ investment will be subject to the risks associated with investments in unimproved real property.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.
Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.
Our properties typically are, and we expect will be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.
Delays in acquisitions of properties may have an adverse effect on our stockholders’ investment.
There may be a substantial period of time before the proceeds of our offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.
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
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.
State and federal laws in this are constantly evolving, and we may be affected by such changes and be required to comply with new laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows, and our ability to make distributions to our stockholders.
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
Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited, resulting in losses to us and reducing the amount of funds available to pay distributions to our stockholders.
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
Our properties will be subject to the Americans with Disabilities Act of 1990 (“Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We cannot assure our stockholders that we will be able to acquire properties that comply with the Disabilities Act or allocate the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.
Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise of corruption of our confidential information and/or damages to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.
U.S. and international markets continue to experience volatility due to a combination of many factors, including the impact of the Federal Reserve’s decision to taper bond purchases, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. This volatility may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. The recent economic downturn reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.
In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying the assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions persist or worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken return on our shares.
Further, irrespective of the impact that the instability of the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuation in market conditions make judging the future performance of these assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that these assets may continue to decline in value.
Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.
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
Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations, which could adversely affect the value of our stockholders’ investment.
We focus our investments on commercial and industrial properties, including special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to our stockholders.
Potential changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, conducted a joint project to re-evaluate lease accounting. The FASB and the IASB jointly finalized exposure drafts of a proposed accounting model that would significantly change lease accounting. A revised exposure draft was issued in May 2013. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds and make it more difficult for us to enter into leases on terms we find favorable.

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
The capital and credit markets have been experiencing extreme volatility and disruption for the last five years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit. We rely, in part, on debt financing to fund our capital needs. As a result of the ongoing credit market turmoil, we may not be able to obtain debt financing on attractive terms, if at all. If the current debt market environment persists we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those higher yielding investments that do not require the use of leverage to meet our portfolio goals.
Any continued disruptions in the financial markets and challenging economic conditions could adversely affect the values of investments we will acquire. Turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in capitalization rates and lower property values. Furthermore, these challenging economic conditions could further negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates, and declining values of real estate properties and in the collateral securing any loan investments we may make. These could have the following negative effects on us:

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
Retail conditions may adversely affect our income and our ability to make distributions to our stockholders.
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

Competition with other retail channels may reduce our profitability and the return on our stockholders’ investment.
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
Our properties are currently concentrated in New York, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
We anticipate that many of our properties will consist of retail properties. Our performance, therefore, is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of our stockholders’ investment.
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
We expect that many of our assets will be public places. Because these assets will be public places, crimes, violence and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
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
Bank branches are specialty-use properties that are outfitted with vaults, teller counters and other customary installations and equipment. If one or more of the tenants of our bank branch properties terminates or defaults on its lease and other financial institutions do not desire to increase the number of bank branches they operate, do not find the locations of our bank branches desirable, or elect to make capital expenditures to materially modify other properties rather than pay higher lease or acquisition prices for properties already configured as bank branches, we may be unable to re-lease such properties, and this may have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to stockholders. The sale or lease of these properties to entities other than financial institutions may be difficult due to the added cost and time of refitting the properties, which we do not expect to undertake.
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
Risks Associated with Debt Financing and Investments
We have broad authority to incur debt, and high levels of debt could hinder our ability to make distributions and could decrease the value of our stockholders’ investment.
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
Our Advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any single improved property. Under our charter, our borrowings may not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, we intend to limit our borrowings to not more than 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for such excess borrowing. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We expect that during the period of our offering we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of your investment.
High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
Changes in interest rates expose us to the risk of being unable to finance new acquisitions or refinance maturing debt. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. We expect that we will incur additional indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
We may invest in collateralized mortgage-backed securities (“CMBS”), which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

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
We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.
U.S. Federal Income Tax Risks
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.
We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ending December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in our best interests, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We currently intend to structure our activities in a manner designed to satisfy all requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to qualify or remain qualified as a REIT is not binding on the Internal Revenue Service (“IRS”) and is not a guarantee that we will qualify, or continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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

Even if we qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We also may be subject to state and local taxes on our income or property, including franchise, payroll and transfer taxes, either directly or at the level of our operating partnership or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
We could be subject to tax on any unrealized net built-in gain in the assets we held at the beginning of the taxable year for which we make our election to be taxed as a REIT.
As of January 1, 2013, the beginning of the taxable year in which we intend to qualify and elect to be taxed as a REIT, or our REIT commencement date, we owned assets that may have appreciated in value subsequent to their acquisition by us. If such appreciated assets are disposed of in a gain recognition transaction within the 10-year period following our REIT commencement date, we generally will be subject to corporate tax on that gain to the extent of the built-in gain in those assets as of our REIT commencement date. The total amount of gain on which we could be taxed is limited to our net built-in gain as of our REIT commencement date, i.e., the excess of the aggregate fair market value of our assets as of our REIT commencement date over the adjusted tax bases of those assets at that time. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining our REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce our REIT taxable income. We may choose not to dispose of appreciated assets we might otherwise dispose of during the 10-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a disposition will not occur.
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
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
A taxable REIT subsidiary may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. Accordingly, we may use taxable REIT subsidiaries generally to hold properties for sale in the ordinary course of a trade or business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A taxable REIT subsidiary will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules, which are applicable to us as a REIT, also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis.
If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT.
We intend to maintain the status of the operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would result in our failing to qualify as a REIT, and becoming subject to corporate level tax on our income. This substantially would reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.
Our investments in certain debt instruments may cause us to recognize “income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, (“OID”), or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
We may choose to make distributions in our own stock, in which case our stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends they receive.
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
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce their anticipated return from an investment in us.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the shares of common stock received.

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
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). The per share price for shares purchased pursuant to our DRIP will be equal to the per share NAV for each class, which is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. However, retail shares offered in our primary offering are offered at the per share NAV plus applicable selling commissions and the dealer manager fee of up to 10% in the aggregate of the per share purchase price. If the IRS were to take a position contrary to our position that the per share NAV reflects the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend. There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. We can provide no assurance that we will not be treated as inadvertently paying preferential dividends.
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
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
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
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we elected to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
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
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “U.S. real property interests” (“USRPIs”), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S.

trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are a non-U.S. stockholder.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2013, we owned 13 properties located in 11 states. All of these properties are freestanding, single-tenant properties, 100% leased with a weighted average remaining lease term of 12.5 years as of December 31, 2013. In the aggregate, these properties represent 202,416 rentable square feet.
The following table represents certain additional information about the properties we own at December 31, 2013:

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income on a Straight-Line Basis (2)	Base Purchase Price (3)	Annualized Rental Income (2) per Square Foot
					(In thousands)	(In thousands)
Family Dollar	Jan. 2012	2	16,000	8.0	$138	$1,453	$8.63
Dollar General	Jan. 2012	1	9,013	12.9	83	975	9.21
Family Dollar II	Jan. 2012	1	8,320	7.5	90	991	10.82
FedEx	Mar. 2012	1	111,865	13.1	1,518	19,740	13.57
Circle K	May 2012	1	3,050	10.3	157	2,045	51.48
Dollar General II	Oct. 2012	1	9,002	13.8	90	1,170	10.00
Dollar General III	Dec. 2012	1	9,014	13.9	81	1,060	8.99
Dollar General IV	Mar. 2013	1	9,026	14.3	83	1,074	9.20
O'Reilly Auto	Jul. 2013	1	6,800	13.0	75	972	11.03
Advance Auto	Sep. 2013	1	7,000	10.0	53	715	7.57
Davita Dialysis	Oct. 2013	1	5,934	10.2	59	609	9.94
FedEx II	Dec. 2013	1	7,392	9.8	144	1,985	19.48
		13	202,416	12.5	$2,571	$32,789	$12.70
_____________________

(1)	Remaining lease term in years as of December 31, 2013, calculated on a weighted-average basis.

(2)	Annualized rental income on a straight-line basis is rental income on a straight-line basis as of December 31, 2013, which includes the effect of tenant concessions such as free rent, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.
Tenant Concentration
The following table lists the tenants whose square footage or annualized rental income is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2013:

Tenant	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term(1)	Renewal Options	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio	Annualized Rental Income per Square Foot
							(In thousands)
Dollar General	4	36,055	17.8%	11/26 - 4/28	13.5	3-4 five year options	$336	13.1%	$9.32
Family Dollar	3	24,320	12.0%	6/21 - 6/22	7.8	5-6 five year options	$228	8.9%	$9.38
FedEx	2	119,257	58.9%	10/23 - 1/27	12.8	2 five year options	$1,662	64.6%	$13.94
_______________________________________________

(1)	Remaining lease term in years as of December 31, 2013. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

Industry Concentration
The following table details the industry distribution of our portfolio as of December 31, 2013:

Industry	No. of Buildings	Rentable Square Feet	Square Foot %	Annualized Rental Income(1)	Annualized Rental Income %
				(In thousands)
Auto Retail	2	13,800	6.8%	$128	5.0%
Freight	2	119,257	58.9%	1,662	64.6%
Healthcare	1	5,934	2.9%	59	2.3%
Discount Retail	7	60,375	29.9%	565	22.0%
Gas/Convenience	1	3,050	1.5%	157	6.1%
	13	202,416	100.0%	$2,571	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Geographic Concentration

The following table details the geographic distribution of our portfolio as of December 31, 2013:

State	No. of Buildings	Rentable Square Feet	Square Foot %	Annualized Rental Income(1)	Annualized Rental Income %
				(In thousands)
Arizona	1	3,050	1.5%	$157	6.1%
Illinois	1	9,013	4.4%	83	3.2%
Indiana	1	7,000	3.5%	53	2.1%
Iowa	1	9,002	4.4%	90	3.5%
Louisiana	1	6,800	3.4%	75	2.9%
Mississippi	2	16,000	7.9%	138	5.4%
New York	1	111,865	55.3%	1,518	59.0%
Oklahoma	1	8,320	4.1%	90	3.5%
Texas	2	18,040	8.9%	164	6.4%
Wisconsin	1	5,934	2.9%	59	2.3%
Wyoming	1	7,392	3.7%	144	5.6%
	13	202.416	100.0%	$2,571	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us subsequent to December 31, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2014	$2,512
2015	2,513
2016	2,515
2017	2,564
2018	2,570
2019	2,571
2020	2,572
2021	2,494
2022	2,426
2023	2,319
Thereafter	6,384
$31,440
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income(1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2014	—	$—	—%	—	—%
2015	—	—	—%	—	—%
2016	—	—	—%	—	—%
2017	—	—	—%	—	—%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	—	—	—%	—	—%
2021	2	159	6.2%	16,320	8.1%
2022	1	69	2.7%	8,000	4.0%
2023	2	196	7.6%	14,392	7.1%
Total	5	$424	16.5%	38,712	19.2%
_____________________________

(1)	Annualized rental income as of December 31, 2013 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Property Financings
The following table lists the property financings as of December 31, 2013:

Portfolio	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
Multi-Tenant (1)	4	$1,530	4.60%		Fixed	Feb. 2017
FedEx	1	9,716	4.05%	(2)	Fixed	Mar. 2017
Total	5	$11,246	4.12%	(3)
__________________

(1)	Multi-tenant mortgage collateralized by the Family Dollar I, Dollar General I and Family Dollar II portfolios.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2013.

Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our shares of common stock are not traded on a national securities exchange. There currently is no public market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares.
In order for FINRA members and their associated persons to participate in our IPO and sale of shares of common stock pursuant to our IPO, we are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. Prior to the escrow break, the per share purchase price for the retail shares in our IPO was $9.00 (plus selling commissions and dealer manager fees of up to 10% in the aggregate of the $9.00 per share purchase price, which results in aggregate consideration of $9.90 per retail share) and the per share purchase price for the institutional shares was $9.00. Following the escrow break, the per share purchase price for each class of shares varies daily and is equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions. The following table reflects the high and low NAV per share of each class of common stock for each quarter following our escrow break on January 5, 2012:

	NAV Per Retail Share		NAV Per Institutional Share
Quarter	High	Low	High	Low
First Quarter 2012	$9.05	$9.00	$9.01	$9.00
Second Quarter 2012	$9.16	$9.06	$9.11	$9.01
Third Quarter 2012	$9.86	$9.84	$9.79	$9.78
Fourth Quarter 2012	$9.90	$9.87	$9.81	$9.80

First Quarter 2013	$9.91	$9.90	$9.81	$9.81
Second Quarter 2013	$10.07	$10.04	$9.94	$9.93
Third Quarter 2013	$10.09	$10.07	$9.94	$9.94
Fourth Quarter 2013	$10.11	$10.09	$9.94	$9.94
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
Holders
As of February 28, 2014, we had 2.1 million shares of common stock outstanding held by 327 stockholders.

Dividends
We intend to elect and qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. On September 15, 2011, the Company’s board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 per annum. Our distributions are paid on a monthly basis as directed by our board of directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders. All distributions are recorded as a reduction of stockholders’ equity. From a tax perspective, 9.3% and 100% of the amounts distributed by us during the years ended December 31, 2013 and 2012, respectively, represented a return of capital, and 90.7% and zero of our dividends represented ordinary income for the years ended December 31, 2013 and 2012, respectively. On a per share basis, dividends of $0.06 and $0.57 were a return of capital and ordinary income, respectively, for the year ended December 31, 2013. Dividends of $0.63 per share were a return of capital for the year ended December 31, 2012. Distributions that are a return of capital are deferred for the purpose of being subject to income tax. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

Pursuant to a distribution reinvestment plan (“DRIP”), stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO.

The following is a chart of quarterly distributions declared and paid in respect of our common stock during the years ended December 31, 2013 and 2012 through the date of this Annual Report on Form 10-K:

(In thousands)	Cash	DRIP	Total Distributions Paid
2014:
January and February	$116	$107	$223

2013:
1st Quarter	$104	$38	$142
2nd Quarter	120	75	195
3rd Quarter	155	108	263
4th Quarter	166	130	296
Total 2013	$545	$351	$896

2012:
1st Quarter	$12	$—	$12
2nd Quarter	77	2	79
3rd Quarter	110	5	115
4th Quarter	104	14	118
Total 2012	$303	$21	$324

We, our board of directors and Advisor share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Manager agreed to waive certain fees, including asset management and incentive fees. Our Manager will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees and incentive fees waived during the years ended December 31, 2013 and 2012 were $0.2 million and $58,000, respectively. The fees that were waived are not deferrals and accordingly, will not be paid. Because our Manager waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Advisor was available to pay dividends to our stockholders. See Note 10 — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Manager.

Share Based Compensation Plans
Stock Option Plan
We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under the Plan as of December 31, 2013 (in thousands):

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
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20% per annum. The RSP provides us with the ability to grant awards of restricted shares to our directors, officers and employees (if we ever have employees); employees of our Advisor and its affiliates; employees of entities that provide services to us; directors of our Advisor or of entities that provide services to us; certain consultants to us and our Advisor and its affiliates; or entities that provide services to us. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, disposition fees and subordinated distributions payable to the Advisor, shall not exceed (a) 6% of all properties’ aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that we sell and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5% of our authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).
Restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock shall be subject to the same restrictions as the underlying restricted shares.

The following table displays restricted share award activity:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded, January 1, 2011	—	$—
Granted	9,000	10.00
Awarded, December 31, 2011	9,000	10.00
Granted	21,000	9.23
Forfeited	(9,000)	9.68
Awarded, December 31, 2012	21,000	9.36
Granted	12,000	10.07
Forfeited	(12,600)	9.47
Awarded, December 31, 2013	20,400	$9.71

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—
Granted	9,000	10.00
Unvested, December 31, 2013	9,000	10.00
Granted	21,000	9.23
Vested	(600)	10.00
Forfeited	(9,000)	9.68
Unvested, December 31, 2012	20,400	9.35
Granted	12,000	10.07
Vested	(3,600)	9.40
Forfeited	(12,600)	9.47
Unvested, September 30, 2013	16,200	$9.77
Other Share-Based Compensation
We may issue common stock in lieu of cash to pay fees earned by our directors. There are no restrictions on such shares of common stock issued since these payments in lieu of cash relate to fees earned for services performed. There were zero, 4,408 (with a value of $43,000) and zero of such shares of common stock issued in lieu of cash during the years ended December 31, 2013, 2012 and 2011, respectively.
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2013, 2012 or 2011.
Use of Proceeds from Sales of Registered Securities
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to the DRIP, under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2013, we have sold 2,103,344 shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $20.7 million, including shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,			For the Period from September 10, 2010 (date of inception) to
(In thousands)	2013	2012	2011	December 31, 2010
Selling commissions and dealer manager fees	$603	$94	$—	$—
Other organization and offering costs	573	1,365	1,631	765
Total offering costs	$1,176	$1,459	$1,631	$765
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There were no such fees incurred during the year ended December 31, 2011 or for the period from September 10, 2010 (date of inception) to December 31, 2010. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

	Year Ended December 31,
(In thousands)	2013	2012
Total commissions paid to the Dealer Manager	$603	$94
Less:
Commissions to participating brokers	(372)	(46)
Reallowance to participating broker dealers	(49)	(6)
Net to the Dealer Manager	$182	$42
The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor’s responsibility. As of December 31, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.1 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2013, cumulative offering costs were $6.1 million. Cumulative offering costs net of unpaid amounts were less than the 15% threshold as of December 31, 2013.
We have and expect to continue using substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2013, we have used the net proceeds from our IPO and debt financing to purchase 13 properties with an aggregate purchase price of $32.8 million.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our shares are currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of the Company. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”). The SRP began on April 1, 2012, the first day of the first calendar quarter after we began calculating NAV. Under the SRP, stockholders may request that we redeem all or any portion, subject to certain limitations, of their shares on any business day, if such repurchase does not impair our capital or operations.
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

Shares purchased under the SRP have the status of authorized but unissued shares. As of December 31, 2013, shares of common stock with an aggregate settlement value of $1.0 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity.
The following table summarizes the number of shares repurchased under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	41,652	$9.60
Year ended December 31, 2013 (1)	1	3,020	9.94
Cumulative repurchase requests as of December 31, 2013	3	44,672	$9.63

(1) Amount is accrued as of December 31, 2013 and was paid subsequently.
Item 6. Selected Financial Data
The following selected financial data as of and for the years ended December 31, 2013, 2012 and 2011, should be read in conjunction with the accompanying financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below:

	December 31,
Balance sheet data (in thousands)	2013	2012	2011	2010
Total real estate investments, at cost	$32,789	$27,434	$—	$—
Total assets	30,942	27,114	85	765
Mortgage notes payable	11,246	16,155	—	—
Notes payable	5,000	5,000	—	—
Total liabilities	20,010	24,964	2,283	567
Total stockholders’ equity (deficit)	9,884	1,722	(2,198)	198

	Year Ended December 31,
Operating data (in thousands, except share and per share data)	2013	2012	2011	2010
Total revenues	$2,364	$1,645	$—	$—
Operating expenses:
Property operating	98	54	—	—
Acquisition and transaction related	195	655	—	—
General and administrative	215	115	6	2
Depreciation and amortization	1,652	1,135	—	—
Total operating expenses	2,160	1,959	6	2
Operating income (loss)	204	(314)	(6)	(2)
Interest expense	(1,090)	(1,017)	—	—
Other income	1	1	—	—
Net loss	$(885)	$(1,330)	$(6)	$(2)
Other data:
Cash flows provided by (used in) operations	$1,154	$240	$(39)	$(2)
Cash flows used in investing activities	$(5,355)	$(12,789)	$(20)	$—
Cash flows provided by financing activities	$4,183	$12,745	$59	$2
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	1,529,934	603,352	22,222	22,222
Net loss per common share - basic and diluted	$(0.58)	$(2.20)	NM	NM
___________________
NM - not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on September 10, 2010 and are a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for the taxable year ended December 31, 2013. On August 15, 2011, we commenced our initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of our common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company’s common stock varies daily and is based on the Company’s net asset value (“NAV”) per share.
As of December 31, 2013, we had 2.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $20.7 million. As of December 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $20.9 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of December 31, 2013, we owned 13 properties with an aggregate purchase price of $32.8 million, comprising 202,416 rentable square feet, which were 100% leased. As of December 31, 2013, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 100% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through American Realty Capital Operating Partnership II, L.P. (the “OP”). We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (the “OP units”). American Realty Capital Trust II Special Limited Partner, LLC (the “Special Limited Partner”) holds 222 OP units, which represent a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, in accordance with the limited partnership agreement of the OP (the “Partnership Agreement”). The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as our property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by or under common ownership with our sponsor, AR Capital, LLC (the “American Realty Capital” or our “Sponsor”). These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
Investments in Real Estate
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
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

Results of Operations

Comparison of the Year Ended December 31, 2013 to Year Ended December 31, 2012
Rental Income
Rental income increased $0.7 million to $2.3 million for the year ended December 31, 2013 compared to $1.6 million for the year ended December 31, 2012. Rental income was driven by our acquisition of five properties subsequent to December 31, 2012 for an aggregate purchase price of approximately $5.4 million. The annualized rental income per square foot of the properties at December 31, 2013 was $12.70 with a weighted average remaining lease term of 12.5 years.
Operating Expense Reimbursements
Operating expense reimbursements increased to $0.1 million for the year ended December 31, 2013 compared to $48,000 for the year ended December 31, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of five properties since December 31, 2012.
Property Operating Expenses
Property operating expenses increased to $0.1 million for the year ended December 31, 2013 compared to $54,000 for the year ended December 31, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of properties subsequent to December 31, 2012.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs decreased $0.5 million to $0.2 million for the year ended December 31, 2013 compared to $0.7 million for the year ended December 31, 2012. Acquisition and transaction related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the decrease in acquisition related costs was primarily a result of fewer real estate investment purchases in the year ended December 31, 2013 compared to the year ended December 31, 2012.
General and Administrative Expenses
General and administrative expenses increased by approximately $0.1 million to $0.2 million for the year ended December 31, 2013 compared to $0.1 million for the year ended December 31, 2012. General and administrative expenses primarily included insurance, board of directors fees, taxes, and the amortization of restricted stock. The Advisor elected to absorb approximately $0.4 million of general and administrative expenses during the year ended December 31, 2013 and 2012, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $0.5 million to $1.7 million for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. The increase in depreciation and amortization expense was driven by our acquisition of five properties since December 31, 2012 for an aggregate purchase price of $5.4 million.
Interest Expense
Interest expense increased $0.1 million to $1.1 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and $5.0 million of debt, which bore interest at 8.0%. In addition, $4.9 million of mortgage notes payable were repaid during the year ended December 31, 2013.
Comparison of the Year Ended December 31, 2012 to Year Ended December 31, 2011
During the year ended December 31, 2011, we were in the pre-operations phase and did not own any properties, issue any debt or have any activities except for organizational activities resulting in $6,000 of general and administrative expenses. Increases in revenues and expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011 was the result of the acquisition of eight properties with a total base purchase price of $27.4 million.
Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash provided by operating activities was $1.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net income adjusted for non-cash items of $0.9 million in the aggregate (net loss of $0.9 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation of $1.8 million). Cash flows provided by operating activities during the year ended December 31, 2013 included $0.2 million of acquisition and transaction related costs. Cash provided by operating activities included an increase of $0.5 million in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other assets of $0.2 million.
Net cash used in investing activities of $5.4 million during the year ended December 31, 2013 primarily related to the acquisition of five properties.
Net cash provided by financing activities of $4.2 million during the year ended December 31, 2013 related to proceeds from the issuance of common stock of $12.3 million. The inflow was partially offset by repayments of mortgage notes payable of $4.9 million, payments related to offering costs of $2.2 million, $0.4 million in payments to affiliates, and $0.6 million in distributions to stockholders.
Cash Flows for the Year Ended December 31, 2012
During the year ended December 31, 2012, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the year ended December 31, 2012 include $0.7 million of acquisition and transaction related costs. Cash flows from operations include a net loss of $1.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets offset by amortization of deferred financing costs and share-based compensation of approximately $1.3 million. In addition, cash flows from operations were reduced by an increase in prepaid expenses of $0.1 million, offset by an increase of approximately $0.2 million in accounts payable and accrued expenses as well as an increase in deferred rent and other liabilities of $0.1 million.
Net cash used in investing activities of $12.8 million during the year ended December 31, 2012 related to the acquisition of eight properties with an aggregate purchase price of $27.4 million. Property acquisitions were also financed at acquisition with $14.6 million in mortgage notes payable.
Net cash provided by financing activities of $12.7 million during the year ended December 31, 2012 related to net proceeds from the issuance of common stock of $8.2 million, $6.5 million of proceeds from notes and mortgage notes payable and $0.8 million in advances from affiliates. These inflows were partially offset by payments related to offering costs of $1.4 million, $0.5 million of payments of financing costs, $0.4 million of common stock redemptions, $0.3 million of distributions paid to stockholders and an increase in restricted cash of $0.2 million.

Cash Flows for the Year Ended December 31, 2011
During the year ended December 31, 2011, net cash used in operating activities was $39,000. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows from operations include a net loss of $6,000 offset by share-based compensation of approximately $6,000. In addition, cash flows from operations were reduced by an increase in prepaid expenses of $65,000, offset by an increase of $26,000 in accounts payable and accrued expenses.
Net cash used in investing activities of $20,000 during the year ended December 31, 2011 related to deposits made for property acquisitions.
Net cash provided by financing activities of $0.1 million during the year ended December 31, 2011 related to net proceeds from affiliates of $0.9 million partially offset by payments related to offering costs of $0.8 million.
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
We have and expect to continue using debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2013, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 34.3%.
We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of December 31, 2013, we had 2.1 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, including shares issued under the DRIP of $20.7 million.
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.

The following table summarizes the number of shares repurchased under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	41,652	$9.60
Year ended December 31, 2013 (1)	1	3,020	9.94
Cumulative repurchase requests as of December 31, 2013	3	44,672	$9.63

(1) Amount is accrued as of December 31, 2013 and was paid subsequently.
As of December 31, 2013, we had cash of approximately $0.2 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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
The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

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
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs with similar acquisition periods and targeted exit strategies. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited and defined acquisition period. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure during the pendency of an offering such as our offering where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO or MFFO.
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

	Three Months Ended				Year Ended
(In thousands)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Net loss (in accordance with GAAP)	$(293)	$(199)	$(185)	$(208)	$(885)
Depreciation and amortization	393	407	415	437	1,652
FFO	100	208	230	229	767
Acquisition fees and expenses (1)	57	3	50	85	195
Straight-line rent (2)	(11)	(12)	(13)	(15)	(51)
MFFO	$146	$199	$267	$299	$911

	Three Months Ended				Year Ended
(In thousands)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Net loss (in accordance with GAAP)	$(502)	$(285)	$(216)	$(327)	$(1,330)
Depreciation and amortization	40	357	364	374	1,135
FFO	(462)	72	148	47	(195)
Acquisition fees and expenses (1)	514	46	—	95	655
Straight-line rent (2)	(1)	(11)	(11)	(11)	(34)
MFFO	$51	$107	$137	$131	$426
_______________

(1)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

Distributions
On September 15, 2011, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 annually per share of common stock. Our distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended								Year Ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013		December 31, 2013
(Dollar amounts in thousands)	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions
Distributions:
Distributions paid in cash	$104		$120		$155		$175		$554
Distributions reinvested	38		75		108		130		351
Total distributions	$142		$195		$263		$305		$905

Source of distribution coverage:
Common stock issued under the DRIP	$38	26.8%	$75	38.5%	$108	41.1%	$130	42.6%	$351	38.8%
Cash flows provided by operations (1)	104	73.2%	120	61.5%	155	58.9%	175	57.4%	554	61.2%
Total sources of distribution coverage	$142	100.0%	$195	100.0%	$263	100.0%	$305	100.0%	$905	100.0%

Cash flows provided by operations (GAAP basis) (1)	$185		$276		$595		$98		$1,154

Net loss (in accordance with GAAP)	$(293)		$(199)		$(185)		$(208)		$(885)

	Three Months Ended								Year Ended
	March 31, 2012		June 30, 2012		September 30, 2012		December 31, 2012		December 31, 2012
(Dollar amounts in thousands)	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions
Distributions:
Distributions paid in cash	$12		$77		$110		$104		$303
Distributions reinvested	—		2		5		14		21
Total distributions	12		$79		$115		$118		$324

Source of distribution coverage:
Cash flows provided by operations (1)	$—	—%	$—	—%	$110	95.7%	$104	88.1%	$214	66.0%
Proceeds from issuance of common stock	12	100.0%	—	—%	—	—%	—	—%	12	3.7%
Common stock issued under the DRIP / offering proceeds	—	—%	2	2.5%	5	4.3%	14	11.9%	21	6.5%
Proceeds from financings	—	—%	77	97.5%	—	—%	—	—%	77	23.8%
Total sources of distribution coverage	$12	100.0%	$79	100.0%	$115	100.0%	$118	100.0%	$324	100.0%

Cash flows provided by (used in) operations (GAAP basis) (1)	$(358)		$337		$159		$102		$240

Net loss (in accordance with GAAP)	$(502)		$(285)		$(216)		$(327)		$(1,330)
_______________
(1) Cash flows provided by operations for the years ended December 31, 2013 and 2012 includes acquisition and transaction related expenses of approximately $0.2 million and $0.7 million, respectively.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP):

For the Period from September 10, 2010 (date of inception) to
(In thousands)	December 31, 2013
Distributions paid to:
Common stockholders in cash	$857
Common stockholders pursuant to DRIP	372
Total distributions paid	$1,229

Reconciliation of net loss:
Revenues	$4,009
Acquisition and transaction related	(850)
Depreciation and amortization	(2,787)
Operating expenses	(490)
Other non-operating expenses	(2,105)
Net loss (in accordance with GAAP) (1)	$(2,223)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of December 31, 2013, we were in compliance with the debt covenants under our loan agreements.

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
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2013:

		2014
(In thousands)	Total		2015-2016	2017-2018	Thereafter
Principal payments due on mortgage notes payable	$11,246	$—	$—	$11,246	$—
Interest payments due on mortgage notes payable	1,525	464	929	132	—
Principal payments due on notes payable	5,000	5,000	—	—	—
Interest payments due on notes payable	87	87	—	—	—
	$17,858	$5,551	$929	$11,378	$—
Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we will be organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute all of our REIT taxable income to our stockholders and comply with various other requirements applicable to REITs. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and unsecured notes payable, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2013, our debt included fixed-rate secured mortgage financings or secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value and fair value of $16.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2013 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2013, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
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
Internal Control Over Financial Reporting
Management’s Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 405 Park Avenue – 15th Floor, New York, NY 10022, Attention: Chief Financial Officer.

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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-27 of this report:
Schedule III — Real Estate and Accumulated Depreciation

(b)    Exhibits
EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for the Company
3.2 (2)	Bylaws of the Company
3.3 (3)	Certificate of Correction of the Company
4.1 (3)	Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P., dated August 15, 2011
4.2 (3)	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P.
4.3 (4)	Second Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P., dated December 28, 2012
10.1 (5)	Second Amended and Restated Escrow Agreement among the Company, UMB Bank, N.A. and Realty Capital Securities, LLC, dated October 5, 2012
10.2 (3)	Property Management and Leasing Agreement, among the Company, American Realty Capital Operating Partnership II, L.P. and American Realty Capital Properties II, LLC, dated August 15, 2011
10.3 (3)	Company’s Restricted Share Plan
10.4 (3)	Company’s Stock Option Plan
10.5 (6)	Private Letter Ruling
10.6 (7)	Form of Lock Up Agreement among the Company, Realty Capital Securities, LLC and affiliates of Realty Capital Securities, LLC
10.7 (7)	Valuation Services Agreement between the Company and Duff & Phelps LLC
10.8 (3)	Agreement for Purchase and Sale of Real Property, between American Realty Capital II, LLC and Triple C Development, Inc., effective as of December 8, 2011
10.9 (3)	Agreement for Purchase and Sale of Real Property, between American Realty Capital III, LLC and the DG Partners LLC, effective as of October 9, 2011
10.10 (3)	Note given by ARCDV DGATNIL001, LLC, ARCDV FDWVLMS1, LLC, ARCDV FDGTRMS1, LLC and ARCDV FDKNSOK001, LLC to First Place Bank, dated as of January 31, 2012
10.11 (3)	Guaranty of American Realty Capital Operating Partnership II, L.P., dated as of January 31, 2012
10.12 (8)	Agreement for Purchase and Sale of Real Property, between American Realty Capital II, LLC and SunCap Centres FE Roechester, LLC, effective as of June 7, 2011
10.13 (8)	Loan Agreement between ARC FECHLNY001, LLC and Capital One, National Association, dated March 20, 2012
10.14 (8)	Loan Agreement between the Company and CAMBR Company, Inc., dated March 21, 2012
10.15 (8)	Promissory Note (Mezzanine Loan), given by ARC FECHLNY001, LLC to Capital One, National Association, dated as of March 21, 2012
10.16 (8)	Promissory Note (Mortgage Loan), given by ARC FECHLNY001, LLC to Capital One, National Association, dated as of March 21, 2012
10.17 (8)	Guaranty of Recourse Obligations, made by American Realty Capital Operating Partnership II, L.P in favor of Capital One, National Association, dated as of March 21, 2012

Exhibit No.	Description
10.18 (9)	Agreement for Purchase and Sale of Real Property between AR Capital and Sunset Enterprise Trust, dated April 14, 2012
10.19 (10)
Fourth Amended and Restated Investment Opportunity Allocation Agreement, dated April 4, 2013, by and among the Company, American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc. and American Realty Capital Trust V, Inc.

10.20 (11)	Amended and Restated Advisory Agreement, by and among the Company, American Realty Capital Operating Partnership II, L.P. and American Realty Capital Advisors II, LLC, dated July 15, 2013
14.1 (4)	Code of Ethics
21.1 (4)	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

__________________________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2012.

(2)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11/A filed with the SEC on February 7, 2011.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 7, 2012.

(6)	Filed as an exhibit to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11/A filed with the SEC on June 9, 2011.

(7)	Filed as an exhibit to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11/A filed with the SEC on August 4, 2011.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 9, 2012.

(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 13, 2013.

(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March 2014.

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

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (and Principal Executive Officer)	March 14, 2014
Nicholas S. Schorsch

/s/ Edward M. Weil Jr.	President, Chief Operating Officer, Treasurer, Secretary and Director	March 14, 2014
Edward M. Weil Jr.

/s/ Nicholas Radesca	Executive Vice President and Chief Financial Officer (and Principal Financial Officer and Principal Accounting Officer)	March 14, 2014
Nicholas Radesca

/s/ Robin A. Ferracone	Independent Director	March 14, 2014
Robin A. Ferracone

/s/ Dr. Robert J. Froehlich	Independent Director	March 14, 2014
Dr. Robert J. Froehlich

/s/ Sue Perrotty	Independent Director	March 14, 2014
Sue Perrotty

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital Daily Net Asset Value Trust, Inc.
We have audited the accompanying consolidated balance sheets of American Realty Capital Daily Net Asset Value Trust, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(a). These financial statements and the financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Daily Net Asset Value Trust, Inc. and subsidiaries as of December 31, 2013, and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
March 14, 2014

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2013	2012
ASSETS
Real estate investments, at cost:
Land	$2,559	$1,783
Buildings, fixtures and improvements	26,372	22,507
Acquired intangible lease assets	3,858	3,144
Total real estate investments, at cost	32,789	27,434
Less accumulated depreciation and amortization	(2,787)	(1,135)
Total real estate investments, net	30,002	26,299
Cash	178	196
Restricted cash	151	150
Prepaid expenses and other assets	410	137
Deferred financing costs, net	201	332
Total assets	$30,942	$27,114

LIABILITIES AND EQUITY
Mortgage notes payable	$11,246	$16,155
Note payable	5,000	5,000
Derivatives, at fair value	189	360
Accounts payable and accrued expenses	3,319	3,273
Deferred rent and other liabilities	143	123
Distributions payable	113	53
Total liabilities	20,010	24,964

Temporary equity:
Redeemable common stock	1,048	428

Permanent equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,103,344 and 891,882 shares issued and outstanding at December 31, 2013 and 2012, respectively	21	9
Additional paid-in capital	13,616	3,788
Accumulated other comprehensive loss	(189)	(360)
Accumulated deficit	(3,564)	(1,715)
Total stockholders’ equity	9,884	1,722
Total liabilities and equity	$30,942	$27,114

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$2,281	$1,597	$—
Operating expense reimbursements	83	48	—
Total revenues	2,364	1,645	—
Operating expenses:
Property operating	98	54	—
Acquisition and transaction related	195	655	—
General and administrative	215	115	6
Depreciation and amortization	1,652	1,135	—
Total operating expenses	2,160	1,959	6
Operating income (loss)	204	(314)	(6)
Other income (expense):
Interest expense	(1,090)	(1,017)	—
Other income	1	1	—
Total other expense	(1,089)	(1,016)	—
Net loss	$(885)	$(1,330)	$(6)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	171	(360)	—
Comprehensive loss	$(714)	$(1,690)	$(6)

Basic and diluted weighted average shares outstanding	1,529,934	603,352	22,222
Basic and diluted net loss per share	$(0.58)	$(2.20)	NM
___________________________
NM — not meaningful

The accompanying notes are an integral part of these statements.

4

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Common Stock
Balance, December 31, 2010	22,222	$—	$200	$—	$(2)	$198	$—
Common stock offering costs	—	—	(2,396)	—	—	(2,396)	—
Share-based compensation	9,000	—	6	—	—	6	—
Net loss	—	—	—	—	(6)	(6)	—
Balance, December 31, 2011	31,222	—	(2,190)	—	(8)	(2,198)	—
Issuance of common stock	883,726	9	8,181	—	—	8,190	—
Redeemable common stock	—	—	(428)	—	—	(428)	428
Common stock offering costs, commissions and dealer manager fees	—	—	(1,459)	—	—	(1,459)	—
Common stock issued through distribution reinvestment plan	2,178	—	21	—	—	21	—
Common stock repurchases	(41,652)	—	(400)	—	—	(400)	—
Share-based compensation	16,408	—	63	—	—	63	—
Distributions declared	—	—	—	—	(377)	(377)	—
Net loss	—	—	—	—	(1,330)	(1,330)	—
Other comprehensive loss	—	—	—	(360)	—	(360)	—
Balance, December 31, 2012	891,882	9	3,788	(360)	(1,715)	1,722	428
Issuance of common stock	1,179,967	12	12,314	—	—	12,326	—
Redeemable common stock	—	—	(620)	—	—	(620)	620
Common stock offering costs, commissions and dealer manager fees	—	—	(2,217)	—	—	(2,217)	—
Common stock issued through distribution reinvestment plan	35,115	—	351	—	—	351	—
Common stock repurchases	(3,020)	—	(30)	—	—	(30)	—
Share-based compensation	(600)	—	30	—	—	30	—
Distributions declared	—	—	—	—	(964)	(964)	—
Net loss	—	—	—	—	(885)	(885)	—
Other comprehensive income	—	—	—	171	—	171	—
Balance, December 31, 2013	2,103,344	$21	$13,616	$(189)	$(3,564)	$9,884	$1,048

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(885)	$(1,330)	$(6)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,406	970	—
Amortization of intangibles	246	165	—
Amortization of deferred financing costs	131	126	—
Share-based compensation	30	63	6
Changes in assets and liabilities:
Prepaid expenses and other assets	(245)	(62)	(65)
Accounts payable and accrued expenses	451	185	26
Deferred rent and other liabilities	20	123	—
Net cash provided by (used in) operating activities	1,154	240	(39)
Cash flows from investing activities:
Investment in real estate and other assets	(5,355)	(12,809)	—
Deposits for real estate acquisitions	—	20	(20)
Net cash used in investing activities	(5,355)	(12,789)	(20)
Cash flows from financing activities:
Proceeds from note payable	—	5,000	—
Proceeds from mortgage notes payable	—	1,530	—
Repayments of mortgage notes payable	(4,909)	—	—
Payments of deferred financing costs	—	(458)	—
Proceeds from issuance of common stock	12,299	8,180	—
Common stock repurchases	—	(400)	—
Payments of offering costs and fees related to stock issuance	(2,217)	(1,442)	(796)
Distributions paid	(554)	(303)	—
Advances from (to) affiliate	(435)	788	855
Restricted cash	(1)	(150)	—
Net cash provided by financing activities	4,183	12,745	59
Net change in cash	(18)	196	—
Cash, beginning of period	196	—	—
Cash, end of period	$178	$196	$—

Supplemental Disclosures:
Cash paid for interest	$1,033	$795	$—
Cash paid for income taxes	$1	$6	$—

Non-cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$—	$14,625	$—
Common stock issued through distribution reinvestment plan	$351	$21	$—

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on September 10, 2010, is a Maryland corporation that intends to elect to qualify as a real estate investment trust for U.S. federal income tax purposes for the taxable year ending December 31, 2013. On August 15, 2011, the Company commenced its initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company’s common stock varies daily and is based on the Company’s net asset value (“NAV”) per share.
As of December 31, 2013, the Company had 2.1 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO of $20.7 million, including shares issued under the DRIP. As of December 31, 2013, the aggregate value of all issuances and subscriptions of common stock outstanding was $20.9 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share.
The Company was formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of December 31, 2013, the Company owned 13 properties with an aggregate purchase price of $32.8 million, comprising 0.2 million rentable square feet, which were 100% leased.
Substantially all of the Company’s business is conducted through American Realty Capital Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). American Realty Capital Trust II Special Limited Partner, LLC (the “Special Limited Partner”) is a limited partner and holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of the Company’s common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no employees. The Company has retained American Realty Capital Advisors II, LLC (the “Advisor”) to manage its affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are wholly owned by or under common ownership with the Company’s sponsor, AR Capital, LLC (the “Sponsor”). These related parties receive compensation and fees for services related to the IPO and the investment and management of the Company’s assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.

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
December 31, 2013

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
Real Estate Investments
Investments in real estate are recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
The Company is required to make subjective assessments as to the useful lives of the Company’s properties for purposes of determining the amount of depreciation to record on an annual basis with respect to the Company’s investments in real estate. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s investments in real estate, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
The Company is required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations for all periods presented. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company reviews the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If an impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no properties held for sale as of December 31, 2013.
Purchase Price Allocation
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, land improvements, buildings, fixtures and tenant improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analysis and other methods. Amounts allocated to land, land improvements, buildings and fixtures are based on cost segregation studies performed by independent third parties or on the Company’s analysis of comparable properties in the Company’s portfolio. Identifiable intangible assets include amounts allocated to acquire leases for above- and below-market lease rates, the value of in-place leases, and the value of customer relationships, as applicable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The aggregate value of intangibles assets related to customer relationship, as applicable, is measured based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the tenant. Characteristics considered by the Company in determining these values include the nature and extent of its existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
The value of in-place leases is amortized to expense over the initial term of the respective leases which range primarily from eight to 15 years. The value of customer relationship intangibles is amortized to expense over the initial term and any renewal periods in the respective leases, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the in-place lease value and customer relationship intangibles is charged to expense.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of the Company’s pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
Intangible assets consist of in-place leases of $3.9 million, net of accumulated amortization of $0.4 million. The following table provides the weighted-average amortization period as of December 31, 2013 for intangible assets and the projected amortization expense for the next five years:

(Dollar amounts in thousands)	Weighted- Average Amortization Period	2014	2015	2016	2017	2018
In-place leases	12.1	$290	$290	$290	$290	$290
Cash
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. At December 31, 2013 and 2012, the Company had deposits of $0.2 million, all of which was insured by the FDIC.
Restricted Cash
Restricted cash consists of a tenant security deposit as of December 31, 2013 and 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Share Repurchase Program
The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under our share repurchase plan, stockholders may request that we redeem all or any portion, subject to certain minimum amounts described below, of their shares on any business day, if such repurchase does not impair the Company’s capital or operations.
The price per share that the Company pays to repurchase shares of the Company’s retail and institutional shares on any business day will be the Company’s NAV per share for the respective class of common stock for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases to be effected on such day. Subject to limited exceptions, stockholders who request the repurchase of shares of the Company’s common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received. Because the Company’s NAV per share is calculated at the close of each business day, the repurchase price may fluctuate between the repurchase request day and the date on which the Company pays repurchase proceeds. Generally, repurchases are paid, less any applicable short-term trading fees and any applicable tax or other withholding required by law, by the third business day following the repurchase request day.
Purchases under the SRP are limited in any calendar quarter to 5% of the Company’s NAV as of the last day of the previous calendar quarter, or approximately 20% of the Company’s NAV in any 12 month period. If the Company reaches the 5% limit on repurchases during any quarter, the Company will not accept any additional repurchase requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless the board of directors determines to suspend the SRP.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from temporary equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2013, aggregate shares of common stock with a settlement value of $1.0 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity.
The following table summarizes the number of shares repurchased under the SRP cumulatively through December 31, 2013:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2012	2	41,652	$9.60
Year ended December 31, 2013 (1)	1	3,020	9.94
Cumulative repurchase requests as of December 31, 2013	3	44,672	$9.63

(1) Amount is accrued as of December 31, 2013 and was paid subsequently.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the years ended December 31, 2013 and 2012, 35,115 and 2,178 shares of common stock with a value of $0.4 million and $21,127, respectively, and a par value of $0.01, were issued under the DRIP. There were no shares issued under the DRIP for the year ended December 31, 2011.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Revenue Recognition
The Company’s revenues, which are derived primarily from rental income, include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of the Company’s leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, unbilled rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company records an increase in the Company’s allowance for uncollectible accounts or records a direct write-off of the receivable in the Company’s consolidated statements of operations.
Cost recoveries from tenants are included in operating expense reimbursement in the period the related costs are incurred, as applicable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs included in stockholders’ equity at December 31, 2013 and 2012 totaled $6.1 million and $3.9 million, respectively, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 10 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).
Income Taxes
The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ending December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes all of its REIT taxable income to its stockholders and complies with various other requirements applicable to it as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
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
Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance was effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 7 — Derivatives and Hedging Activities for disclosure of offsetting assets and liabilities.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

In July 2012, the FASB issued revised guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments allow an entity to initially assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments were effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
 In February 2013, the FASB issued guidance which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance was effective for annual and interim periods beginning after December 15, 2012. The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Refer to Note 7 — Derivatives and Hedging Activities for the Company’s disclosure of the information about the amounts reclassified out of accumulated other comprehensive income by component.
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2013 and 2012, respectively. There were no properties acquired during the year ended December 31, 2011.

	Year Ended December 31,
(Dollar amounts in thousands)	2013	2012
Real estate investments, at cost:
Land	$776	$1,783
Buildings, fixtures and improvements	3,865	22,507
Total tangible assets	4,641	24,290
Acquired intangibles:
In-place leases	714	3,144
Total assets acquired	5,355	27,434
Deposits paid in prior year	—	(20)
Mortgage notes payable used to acquire real estate investments	—	(14,625)
Cash paid for acquired real estate investments	$5,355	$12,789
Number of properties purchased	5	8
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2013, had been consummated on January 1, 2011. Additionally, the unaudited pro forma net loss was adjusted to exclude one-time acquisition and transaction related expenses of approximately $0.2 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively. There were no acquisition and transaction related expenses for the year ended December 31, 2011.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Pro forma revenues	$2,654	$2,058	$413
Pro forma net income (loss)	$(604)	$(495)	$120
The following table presents future minimum base rental cash payments due to the Company subsequent to December 31, 2013. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2014	$2,512
2015	2,513
2016	2,515
2017	2,564
2018	2,570
Thereafter	18,766
$31,440

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties.

	Year Ended December 31,
Tenant	2013	2012
FedEx	64.6%	70.4%
Dollar General	13.1%	11.8%
Family Dollar	*	10.6%
_____________________
* The tenant’s annualized rental income on a straight-line basis was not greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on revenues. No other tenant represents more than 10% of annualized rental income for the periods presented.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of consolidated annualized rental income.

	December 31,
State	2013	2012
New York	59.0%	70.3%

Note 4 — Mortgage Notes Payable
The Company has two mortgage notes payable, both of which mature in March 2017. The mortgage notes payable consist of the following:

(Dollar amounts in thousands)	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (2)
December 31, 2013	5	$11,246	4.12%	3.21
December 31, 2012	5	$16,155	4.48%	3.00
_____________________
(1) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(2) Calculated on a weighted average basis for all mortgages outstanding at December 31, 2013 and 2012, respectively.

The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2013:

(In thousands)	Future Principal Payments
2014	$—
2015	—
2016	—
2017	11,246
2018	—
Thereafter	—
$11,246
The Company’s sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of December 31, 2013, the Company was in compliance with covenants under the loan agreements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

During the year ended December 31, 2013, the Company repaid $4.9 million of mortgage notes payable.
Note 5 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an entity affiliated with a principal stockholder. The note payable bears interest at a fixed rate of 8.0% per annum and was originally scheduled to mature on March 20, 2013 but was extended for one year to March 2014 as permitted by the note agreement. The note payable has one remaining one-year extension option. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan. The exit fee was capitalized and amortized to interest expense over the first one-year term of the note payable.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2013:
Interest rate swap	$—	$189	$—	$189
December 31, 2012:
Interest rate swap	$—	$360	$—	$360
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2013 or 2012.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
Mortgage notes payable	3	$11,246	$11,246	$16,155	$16,155
Note payable	3	$5,000	$5,000	$5,000	$5,000
The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis, based on the Advisor’s experience with similar types of borrowing arrangements.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2013 and 2012, derivatives were used to hedge the variable cash flows associated with variable-rate debt. The Company did not use derivative instruments during the year ended December 31, 2011. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
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

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap as of December 31, 2013	1	$9,716
Interest rate swap as of December 31, 2012	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets:

		December 31,
(In thousands)	Balance Sheet Location	2013	2012
Derivatives designated as hedging instruments:
Interest rate swap	Derivatives, at fair value	$189	$360
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges.

	Year Ended December 31,
(In thousands)	2013	2012
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$43	$(454)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(128)	$(94)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivative liabilities. The Company had no derivative assets:

	Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013	$189	$—	$189	$—	$—	$189
December 31, 2012	$360	$—	$360	$—	$—	$360
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

As of December 31, 2013, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of December 31, 2013, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at December 31, 2013.
Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income:

AOCI Component (in thousands)	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Year Ended December 31,
	2013	2012
Designated derivatives, fair value adjustment	$171	$(360)	Interest expense

Note 8 — Common Stock
The following table details the Company’s shares of common stock outstanding, excluding shares of unvested restricted stock, and NAV per share:

	December 31, 2013			December 31, 2012
Class of common stock	Number		NAV per share	Number		NAV per share
Retail	1,061,931		$10.11	364,269		$9.90
Institutional	1,025,213		$9.94	507,213		$9.81
Total	2,087,144	(1)		871,482	(1)
_____________________
(1) Excluding 16,200 and 20,400, respectively, at December 31, 2013 and 2012 of unvested restricted shares of common stock issued to independent directors under the restricted share plan.
On September 15, 2011, the Company’s board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 per annum. The Company’s distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 10 — Related Party Transactions and Arrangements
As of December 31, 2013 and December 31, 2012, the Sponsor and an entity wholly owned by the Sponsor owned 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of December 31, 2013 and 2012, the Company had $1.2 million and $1.6 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of a receivable related to general and administrative expenses absorbed by the Advisor.
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
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor’s responsibility. As of December 31, 2013, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.1 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2013, cumulative offering costs were $6.1 million. Cumulative offering costs net of unpaid amounts were less than the 15% threshold as of December 31, 2013.
The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager, as well as the related payables. No selling commissions, dealer manager fees and offering costs were incurred during the year ended December 31, 2011:

	Year Ended December 31,		Payable as of
(In thousands)	2013	2012	December 31, 2013	December 31, 2012
Selling commissions and dealer manager fees	$603	$94	$6	$1
Other organization and offering costs	573	578	1,793	1,227
Total offering costs	$1,176	$672	$1,799	$1,228

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which they incur investment-related expenses (“insourced expenses”). Such insourced expenses will initially be fixed at, and may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees and acquisition expenses with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Acquisition fees are recorded in acquisition and transaction related in the consolidated statement of operations.
The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the monthly average of our daily NAV, payable on the first business day of each month for the respective month. Such fee will be payable, at the discretion of our board of directors, in cash, common stock or restricted stock grants or any combination thereof. This fee will be allocated between the retail shares and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that funds from operations, as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than distributions declared with respect to such six month period. Asset management fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations.
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during years ended December 31, 2013, 2012 or 2011. There were no oversight fees incurred during the years ended December 31, 2013, 2012 or 2011.
The following table reflects related party fees incurred and forgiven. No related party fees were incurred during the year ended December 31, 2011.

	Year Ended December 31,				Payable as of
(In thousands)	2013		2012		December 31, 2013	December 31, 2012
	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$88	$—	$454	$—	$—	$—
Other expense reimbursements	—	—	20	—	—	—
Ongoing fees:
Asset management fees (1)	153	153	58	58	—	—
Transfer agent fees	248	—	—	—	53	—
Oversight fees	—	—	—	16	—	—
Total related party operation fees and reimbursements	$489	$153	$532	$74	$53	$—
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There were zero, $20,000 and zero of reimbursements incurred from the Advisor for providing services during the years ended December 31, 2013, 2012 and 2011, respectively.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the years ended December 31, 2013, 2012 or 2011.
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
The Advisor elected to absorb $0.4 million, $0.4 million and $0.2 million of general and administrative expenses during each of the years ended December 31, 2013, 2012 and 2011, respectively. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the years ended December 31, 2013, 2012 or 2011.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the years ended December 31, 2013, 2012 or 2011.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the market value of the Company’s issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the years ended December 31, 2013, 2012 or 2011.
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
December 31, 2013

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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2013 and 2012, no stock options were issued under the Plan.
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the date of grant in increments of 20% per annum. The RSP provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees); employees of the Advisor and its affiliates; employees of entities that provide services to the Company; directors of the Advisor or of entities that provide services to the Company; certain consultants to the Company and the Advisor and its affiliates; or entities that provide services to the Company. The fair market value of any shares of restricted stock granted under the RSP, together with the total amount of acquisition fees, acquisition expense reimbursements, asset management fees, disposition fees and subordinated distributions payable to the Advisor, shall not exceed (a) 6% of all properties’ aggregate gross contract purchase price, (b) as determined annually, the greater, in the aggregate, of 2% of average invested assets and 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, (c) disposition fees, if any, of up to 3% of the contract sales price of all properties that the Company sells and (d) 15% of remaining net sales proceeds after return of capital contributions plus payment to investors of a 6% cumulative, pre-tax, non-compounded return on the capital contributed by investors. Additionally, the total number of shares of common stock granted under the RSP shall not exceed 5% of the Company’s authorized shares of common stock pursuant to the IPO and in any event will not exceed 7.5 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The following tables display restricted share award activity:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded, January 1, 2011	—	$—
Granted	9,000	10.00
Awarded December 31, 2011	9,000	10.00
Granted	21,000	9.23
Forfeited	(9,000)	9.68
Awarded December 31, 2012	21,000	9.36
Granted	12,000	10.07
Forfeited	(12,600)	9.47
Awarded December 31, 2013	20,400	$9.71

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, January 1, 2011	—	$—
Granted	9,000	10.00
Unvested, December 31, 2011	9,000	10.00
Granted	21,000	9.23
Vested	(600)	10.00
Forfeited	(9,000)	9.68
Unvested, December 31, 2012	20,400	9.35
Granted	12,000	10.07
Vested	(3,600)	9.40
Forfeited	(12,600)	9.47
Unvested, December 31, 2013	16,200	$9.77
The fair value of the shares is expensed over the vesting period of five years. Adjusted for the timing of board members’ resignations and admissions, compensation expense related to restricted stock was approximately $30,000, $20,000 and $6,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the Company had $0.1 million of unrecognized compensation cost related to nonvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 4.1 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors. There are no restrictions on such shares of common stock issued since these payments in lieu of cash relate to fees earned for services performed. There were zero, 4,408 (with a value of $43,000) and zero of such shares of common stock issued in lieu of cash during the years ended December 31, 2013, 2012 and 2011, respectively.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation:

	Year Ended December 31,
	2013	2012	2011
Net loss (in thousands)	$(885)	$(1,330)	$(6)
Basic and diluted weighted average shares of common stock outstanding	1,529,934	603,352	22,222
Basic and diluted net loss per share	$(0.58)	$(2.20)	NM
___________________________
NM — not meaningful

As of December 31, 2013, 2012 and 2011, the Company had approximately 16,200 shares, 20,400 shares and 9,000 shares, respectively, of unvested restricted stock outstanding, and 222 OP units, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information:

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Rental revenue (in thousands)	$560	$579	$597	$628
Net loss (in thousands)	$(293)	$(199)	$(185)	$(208)
Weighted average shares outstanding	1,011,067	1,375,038	1,746,211	1,974,457
Basic and diluted net loss per share	$(0.29)	$(0.14)	$(0.11)	$(0.11)

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Rental revenue (in thousands)	$106	$482	$518	$539
Net loss (in thousands)	$(502)	$(285)	$(216)	$(327)
Weighted average shares outstanding	243,701	672,790	698,939	794,825
Basic and diluted net loss per share	$(2.06)	$(0.42)	$(0.31)	$(0.41)

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Rental revenue (in thousands)	$—	$—	$—	$—
Net income (loss) (in thousands)	$(19)	$(4)	$(48)	$65
Weighted average shares outstanding	22,222	22,222	22,222	22,222
Basic and diluted net loss per share	NM	NM	NM	NM
________________________
NM - not meaningful

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of February 28, 2014, the Company had 2.1 million shares of common stock outstanding. Total gross proceeds, net of repurchases, from these issuances were $21.1 million, including shares issued under the DRIP. As of February 28, 2014, the aggregate value of all share issuances was $21.3 million based on a per share equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date, net of repurchases, including shares issued under the DRIP is as follows:

Source of Capital (in thousands)	Inception to December 31, 2013	January 1, 2014 to February 28, 2014	Total
Common stock	$20,702	$368	$21,071

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
December 31, 2013
(Dollar amounts in thousands)

					Initial Costs
Property	City	State	Encumbrances at December 31, 2013		Land	Building, Fixtures and Improvements	Costs capitalized subsequent to Acquisition	Gross Amount Carried at December 31, 2013 (1)(2)	Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Gloster	MS	$—	(4)	$61	$550	$—	$611	$(59)	1/31/2012	2011
Family Dollar	Woodville	MS	—	(4)	62	561	—	623	(63)	1/5/2012	2011
Dollar General	Alorton	IL	—	(4)	41	782	—	823	(88)	1/5/2012	2011
Family Dollar II	Kansas	OK	—	(4)	127	721	—	848	(77)	1/31/2012	2011
FedEx	Chili	NY	9,716		882	16,749	—	17,631	(1,788)	3/21/2012	2011
Circle K	Phoenix	AZ	—		368	1,473	—	1,841	(138)	5/4/2012	1987
Dollar General II	Carlisle	IA	—		151	853	—	1,004	(56)	10/23/12	2012
Dollar General III	Temple	TX	—		91	817	—	908	(46)	12/31/12	2012
Dollar General IV	Converse	TX	—		137	777	—	914	(33)	3/27/2013	2013
O'Reilly Auto	Slidell	LA	—		171	685	—	856	(16)	7/19/2013	2006
Advance Auto	New Castle	IN	—		62	555	—	617	(8)	9/30/2013	1999
DaVita Dialysis	Sturgeon Bay	WI	—		45	405	—	450	(5)	10/15/2013	2012
FedEx II	Evanston	WY	—		361	1,444	—	1,805	—	12/30/2013	2013
Multi-tenant mortgage			1,530	(4)
			$11,246		$2,559	$26,371	$—	$28,931	$(2,377)
 ___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $3.9 million are not reflected in the table above.

(2)	The tax basis of aggregate land, buildings and improvements as of December 31, 2013 is $30.4 million.

(3)	The accumulated depreciation column excludes $0.4 million of amortization associated with acquired intangible lease assets.

(4)	These properties collateralize a $1.5 million mortgage note payable outstanding as of December 31, 2013.

(5)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures and improvements.

Below is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011:

	December 31,
(In thousands)	2013	2012	2011
Real estate investments, at cost:
Balance at beginning of year	$24,290	$—	$—
Additions-Acquisitions	4,641	24,290	—
Balance at end of the year	$28,931	$24,290	$—

Accumulated depreciation and amortization:
Balance at beginning of year	$970	$—	$—
Depreciation and amortization expense	1,407	970	—
Balance at end of the year	$2,377	$970	$—