Form 10-Q
period 2014-03-31
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2014-05-14
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

On April 30, 2014, the registrant had 1,106,860 shares of retail common stock and 1,180,074 shares of institutional common stock outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$2,559	$2,559
Buildings, fixtures and improvements	26,372	26,372
Acquired intangible lease assets	3,858	3,858
Total real estate investments, at cost	32,789	32,789
Less accumulated depreciation and amortization	(3,251)	(2,787)
Total real estate investments, net	29,538	30,002
Cash	984	178
Restricted cash	151	151
Prepaid expenses and other assets	380	410
Deferred financing costs, net	185	201
Total assets	$31,238	$30,942

LIABILITIES AND EQUITY
Mortgage notes payable	$11,246	$11,246
Note payable	5,000	5,000
Derivatives, at fair value	179	189
Accounts payable and accrued expenses	3,234	3,319
Deferred rent and other liabilities	131	143
Distributions payable	117	113
Total liabilities	19,907	20,010

Temporary equity:
Redeemable common stock	1,100	1,048

Permanent equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,210,515 and 2,103,344 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	22	21
Additional paid-in capital	14,405	13,616
Accumulated other comprehensive loss	(179)	(189)
Accumulated deficit	(4,017)	(3,564)
Total stockholders' equity	10,231	9,884
Total liabilities and equity	$31,238	$30,942

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$643	$541
Operating expense reimbursement	22	19
Total revenues	665	560
Operating expenses:
Property operating	25	21
Acquisition and transaction related	—	57
General and administrative	69	70
Depreciation and amortization	464	393
Total operating expenses	558	541
Operating income	107	19
Other income (expense):
Interest expense	(229)	(312)
Net loss	(122)	(293)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	10	24
Comprehensive loss	$(112)	$(269)

Basic and diluted weighted average shares outstanding	2,121,490	1,011,067
Basic and diluted net loss per share	$(0.06)	$(0.29)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2014
(In thousands, except for share data)
(Unaudited)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Redeemable Common Stock
Balance, December 31, 2013	2,103,344	$21	$13,616	$(189)	$(3,564)	$9,884	$1,048
Issuance of common stock	107,776	1	1,099	—	—	1,100	—
Redeemable common stock	—	—	(52)	—	—	(52)	52
Common stock offering costs, commissions and dealer manager fees	—	—	(259)	—	—	(259)	—
Common stock issued through distribution reinvestment plan	15,494	—	155	—	—	155	—
Common stock repurchases	(16,099)	—	(163)	—	—	(163)	—
Share-based compensation	—	—	9	—	—	9	—
Distributions declared	—	—	—	—	(331)	(331)	—
Net loss	—	—	—	—	(122)	(122)	—
Other comprehensive loss	—	—	—	10	—	10	—
Balance, March 31, 2014	2,210,515	$22	$14,405	$(179)	$(4,017)	$10,231	$1,100

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(122)	$(293)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	391	336
Amortization of intangibles	73	57
Amortization of deferred financing costs	16	36
Share-based compensation	9	10
Changes in assets and liabilities:
Prepaid expenses and other assets	32	(35)
Accounts payable and accrued expenses	81	67
Deferred rent and other liabilities	(12)	7
Net cash provided by operating activities	468	185
Cash flows from investing activities:
Investment in real estate and other assets	—	(1,074)
Deposits for real estate acquisitions	—	(7)
Net cash used in investing activities	—	(1,081)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(350)
Proceeds from issuance of common stock	1,098	2,713
Common stock repurchases	(163)	—
Payments of offering costs and fees related to stock issuance	(259)	(317)
Distributions paid	(172)	(104)
Repayment of advances from affiliate	(166)	(141)
Net cash provided by financing activities	338	1,801
Net change in cash	806	905
Cash, beginning of period	178	196
Cash, end of period	$984	$1,101

Supplemental Disclosures
Cash paid for interest	$214	$181
Cash paid for income taxes	$4	$3

Non-cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$155	$38

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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
As of March 31, 2014, the Company had 2.2 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $21.8 million, including shares issued under the DRIP. As of March 31, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $22.0 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share for each class.
The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of March 31, 2014, the Company owned 13 properties with an aggregate purchase price of $32.8 million, comprising 0.2 million rentable square feet, which were 100% leased.
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
The Company has no employees. The Company has retained American Realty Capital Advisors II, LLC (the “Advisor”) to manage its affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as the Company's property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor and Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common ownership with, the Company's sponsor, AR Capital, LLC (the “Sponsor”). These related parties receive compensation and fees for services related to the IPO and the investment and management of the Company's assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2014. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2014 other than the updates described below.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Recently Issued Accounting Pronouncements
In February 2013, the FASB issued new accounting guidance clarifying the accounting and disclosure requirements for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The adoption of this guidance did not have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2014, the FASB amended the requirements for reporting discontinued operations. Under the revised guidance, in addition to other disclosure requirements, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale, disposed of by sale or other than by sale. The Company has adopted the provisions of this guidance effective January 1, 2014 and has applied the provisions prospectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Real Estate Investments
There were no assets acquired or liabilities assumed during the three months ended March 31, 2014. The following table presents the allocation of the assets acquired and liabilities assumed during the three months ended March 31, 2013:

Three Months Ended
(Dollar amounts in thousands)	March 31, 2013
Real estate investments, at cost:
Land	$137
Buildings, fixtures and improvements	775
Total tangible assets	912
Acquired intangibles:
In-place leases	162
Total assets acquired	1,074

Cash paid for acquired real estate investments	$1,074
Number of properties purchased	1
The following table presents future minimum base rental cash payments due to the Company subsequent to March 31, 2014.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2014 - December 31, 2014	$1,884
2015	2,513
2016	2,515
2017	2,564
2018	2,570
Thereafter	18,765
$30,811

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties.

	March 31,
Tenant	2014	2013
FedEx	64.6%	67.8%
Dollar General	13.1%	10.2%
Family Dollar	*	15.0%
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

	March 31,
State	2014	2013
New York	59.0%	67.8%
Note 4 — Mortgage Notes Payable
The Company has two mortgage notes payable, which expire in 2017. The mortgage notes payable consist of the following:

(Dollar amounts in thousands)	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (2)
March 31, 2014	5	$11,246	4.12%	2.96
December 31, 2013	5	$11,246	4.12%	3.21
_____________________
(1) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(2) Calculated on a weighted average basis for all mortgages outstanding at March 31, 2014 and December 31, 2013, respectively.

The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2014:

(In thousands)	Future Principal Payments
April 1, 2014 - December 31, 2014	$—
2015	—
2016	—
2017	11,246
2018	—
Thereafter	—
$11,246
The Company's sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of March 31, 2014, the Company was in compliance with the covenants under the loan agreements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 5 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an entity affiliated with a principal stockholder. The note payable bears interest at a fixed rate of 8.0% per annum and was scheduled to mature on March 20, 2013. The note payable had two options for 1-year extensions, which have both been exercised. The note is due to mature in March 2015. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan. The exit fee was accrued as interest expense over the first one-year term of the note payable.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
March 31, 2014
(Unaudited)

The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2014
Interest rate swap	$—	$179	$—	$179
December 31, 2013
Interest rate swap	$—	$189	$—	$189
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014 or 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2014	March 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$11,246	$11,246	$11,246	$11,246
Note payable	3	$5,000	$5,000	$5,000	$5,000
The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis based on the Advisor's experience with similar types of borrowing arrangements.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2014, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap as of March 31, 2014	1	$9,716
Interest rate swap as of December 31, 2013	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets:

(In thousands)	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap	Derivatives, at fair value	$179	$189
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges.

	Three Months Ended March 31,
(In thousands)	2014	2013
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(22)	$(8)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(32)	$(32)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—
The Company had no derivative assets. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative liabilities:

	Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2014	$179	$—	$179	$—	$—	$179
December 31, 2013	$189	$—	$189	$—	$—	$189
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of March 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at March 31, 2014.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income:

AOCI Component (in thousands)	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended March 31,
	2014	2013
Designated derivatives, fair value adjustment	$32	$32	Interest expense
Note 8 — Common Stock
The following table details the Company's shares of common stock outstanding, excluding shares of unvested restricted stock, and NAV per share:

	March 31, 2014			December 31, 2013
Class of common stock	Number		NAV per share	Number		NAV per share
Retail	1,075,659		$10.13	1,061,931		$10.11
Institutional	1,118,656		$9.94	1,025,213		$9.94
Total	2,194,315	(1)		2,087,144	(1)
_____________________
(1) Excluding 16,200, respectively, at March 31, 2014 and December 31, 2013 of unvested restricted shares of common stock issued to independent directors under the restricted share plan.
On September 15, 2011, the Company's board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per day or $0.63 per annum. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured.
The following table summarizes the number of shares repurchased under the Company's Share Repurchase Program cumulatively through March 31, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Three months ended March 31, 2014	2	16,099	10.11
Cumulative repurchase requests as of March 31, 2014	5	60,771	$9.75

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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 10 — Related Party Transactions and Arrangements
As of March 31, 2014 and December 31, 2013, the Sponsor and an entity controlled by the Sponsor owned 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of March 31, 2014 and December 31, 2013, the Company had $1.0 million and $1.2 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of a receivable related to general and administrative expenses absorbed by the Advisor.
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
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2014, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.3 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2014, cumulative offering costs were $6.3 million. Cumulative offering costs net of unpaid amounts were less than the 15% threshold as of March 31, 2014.
No selling commission, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the three months ended March 31, 2014 and 2013, as well as the related payables as of March 31, 2014 and December 31, 2013:

	Three Months Ended March 31,		Payable as of
(In thousands)	2014	2013	March 31, 2014	December 31, 2013
Selling commissions and dealer manager fees	$37	$73	$6	$6
Other organization and offering costs	105	190	1,893	1,793
Total offering costs	$142	$263	$1,899	$1,799

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses ("insourced expenses"). Such insourced expenses will initially be fixed at, and may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees and acquisition expenses with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Acquisition fees are recorded in acquisition and transaction related in the consolidated statement of operations.
The Company pays the Advisor a monthly asset management fee equal to one twelfth of 1.0% of the monthly average of our daily NAV, payable on the first business day of each month for the respective month. Such fee will be payable, at the discretion of our board of directors, in cash, common stock or restricted stock grants or any combination thereof. This fee will be allocated between the retail shares and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that funds from operations, as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than distributions declared with respect to such six month period. Asset management fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations.
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during the three months ended March 31, 2014 and 2013. There have been no oversight fees incurred during the three months ended March 31, 2014 and 2013.
The following table reflects related party fees incurred and forgiven.

	Three Months Ended March 31,				Payable as of
(In thousands)	2014		2013		March 31, 2014	December 31, 2013
	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$24	$—	$—	$—
Other expense reimbursements	—	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	53	53	25	25	—	—
Transfer agent fees	65	—	—	—	17	53
Total related party operation fees and reimbursements	$118	$53	$49	$25	$17	$53
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There were no reimbursements incurred from the Advisor for providing services during the three months ended March 31, 2014 and 2013, respectively.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three months ended March 31, 2014 or 2013.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may waive certain fees, including asset management and property management fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders.  The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses.
The Advisor elected to absorb $0.2 million and $0.1 million of general and administrative expenses during the three months ended March 31, 2014 and 2013, respectively. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the three months ended March 31, 2014 or 2013.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors, plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three months ended March 31, 2014 or 2013.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the market value of the Company's issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the three months ended March 31, 2014 or 2013. Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 11 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale and maintenance of shares of the Company’s common stock available for issue, transfer agency services as well as other administrative responsibilities for the Company, including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. If these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2014 and December 31, 2013, no stock options were issued under the Plan.
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
March 31, 2014
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
The following table displays restricted share award activity during the three months ended March 31, 2014:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2013	20,400	$9.71
Granted	—	—
Vested	—	—
Forfeited	—	—
March 31, 2014	20,400	$9.71

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2013	16,200	$9.77
Granted	—	—
Vested	—	—
Forfeited	—	—
March 31, 2014	16,200	$9.77
The fair value of the shares is expensed over the vesting period of five years. Adjusted for the timing of board members' resignations and admissions, compensation expense related to restricted stock was approximately $9,000 and $10,000 for the three months ended March 31, 2014 and 2013, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on such shares of common stock issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2014, and 2013.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation:

	Three Months Ended March 31,
	2014	2013
Net loss (in thousands)	$(122)	$(293)
Basic and diluted weighted average shares of common stock outstanding	2,121,490	1,011,067
Basic and diluted net loss per share	$(0.06)	$(0.29)

As of March 31, 2014 and 2013, the Company had approximately 16,200 shares and 19,800 shares, respectively, of unvested restricted stock outstanding that were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 14  — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of April 30, 2014, the Company had 2.3 million shares of common stock outstanding. Total gross proceeds, net of repurchases, from these issuances were $22.6 million, including shares issued under the DRIP. As of April 30, 2014, the aggregate value of all share issuances was $22.8 million based on a per share value equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date, net of repurchases, including shares issued under the DRIP, is as follows:

Source of Capital (In thousands)	Inception to March 31, 2014	April 1, 2014 to April 30, 2014	Total
Common stock	$21,795	$765	$22,560

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other entities affiliated with American Realty Capital. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We only owned 13 properties as of March 31, 2014, which exposes us to risks due to a lack of tenant and geographic diversity.

•
If we raise substantially less than the maximum offering in our initial public offering of common stock (our "IPO"), we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

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

•	Any of these distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

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

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
Overview
We were incorporated on September 10, 2010 as a Maryland corporation that intends to qualify as a REIT for the taxable year ended December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company's common stock varies daily and is based on the Company's NAV per share.
As of March 31, 2014, we had 2.2 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $21.8 million. As of March 31, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $22.0 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share for each class.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of March 31, 2014, we owned 13 properties with an aggregate purchase price of $32.8 million, comprising 202,416 rentable square feet, which were 100% leased. As of March 31, 2014, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 97.7% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). The Special Limited Partner holds 222 OP units, which represent a nominal percentage of the aggregate ownership of the OP. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as our property manager. Our Dealer Manager serves as the dealer manager of the IPO. The Advisor and Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common ownership with, our sponsor, AR Capital, LLC (the “Sponsor”). These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities receive fees during the offering, acquisition, operational and liquidation stages.
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
We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis. We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the statement of operations at fair value for all periods presented to the extent the disposal of a component represents a strategic shift that has or will have a major effect on the Company's operations and financial results. Properties that are intended to be sold are to be designated as “held for sale” on the balance sheet.
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
The aggregate value of intangible assets related to customer relationships is measured based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics considered by us in determining these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors.
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
Results of Operations
Our portfolio of real estate investment properties is comprised of the following 13 properties, which were all 100% leased as of March 31, 2014 (dollar amounts in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income on a Straight-Line Basis (2)	Base Purchase Price (3)	Annualized Rental Income (2) per Square Foot
Family Dollar	Jan. 2012	2	16,000	7.7	$138	$1,453	$8.63
Dollar General	Jan. 2012	1	9,013	12.7	83	975	9.21
Family Dollar II	Jan. 2012	1	8,320	7.3	90	991	10.82
FedEx	Mar. 2012	1	111,865	12.8	1,518	19,740	13.57
Circle K	May 2012	1	3,050	10.1	157	2,045	51.48
Dollar General II	Oct. 2012	1	9,002	13.5	90	1,170	10.00
Dollar General III	Dec. 2012	1	9,014	13.7	81	1,060	8.99
Dollar General IV	Mar. 2013	1	9,026	14.1	83	1,074	9.20
O'Reilly Auto	Jul. 2013	1	6,800	12.8	75	972	11.03
Advance Auto	Sep. 2013	1	7,000	9.8	53	715	7.57
Davita Dialysis	Oct. 2013	1	5,934	9.9	59	609	9.94
FedEx II	Dec. 2013	1	7,392	9.6	144	1,985	19.48
		13	202,416	12.2	$2,571	$32,789	$12.70
_____________________

(1)	Remaining lease term in years as of March 31, 2014, calculated on a weighted-average basis.

(2)	Annualized rental income on a straight-line basis is rental income on a straight-line basis as of March 31, 2014, which includes the effect of tenant concessions such as free rent, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

Comparison of the Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Rental Income
Rental income increased $0.1 million to $0.6 million for the three months ended March 31, 2014 compared to $0.5 million for the three months ended March 31, 2013. The increase in rental income was driven by our acquisition of four properties subsequent to March 31, 2013 for an aggregate purchase price of approximately $4.3 million. Same store cash rent on the eight properties held for the full period in both of the three months ended March 31, 2014 and 2013 remained consistent at $0.5 million, respectively. The annualized rental income per square foot of the properties at March 31, 2013 and 2014 was $12.70 with a weighted average remaining lease term of 12.2 years as of March 31, 2014.

Operating Expense Reimbursements
Operating expense reimbursements increased to $22,000 for the three months ended March 31, 2014 compared to $19,000 for the three months ended March 31, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenants per their respective leases. The increase in operating expense reimbursements was driven by our acquisition of four properties since March 31, 2013 and offset by a decrease in same store operating expense reimbursements of $4,000 from $19,000 for the three months ended March 31, 2013 to $15,000 for the three months ended March 31, 2014.
Property Operating Expenses
Property expenses increased to $25,000 for the three months ended March 31, 2014 compared to $21,000 for the three months ended March 31, 2013. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses is mainly due to our acquisition of four properties subsequent to March 31, 2013. Same store property operating expenses decreased $3,000 to $18,000 for the three months ended March 31, 2014.
Acquisition and Transaction Related Costs
There were no acquisition and transaction related costs for the three months ended March 31, 2014 compared to $0.1 million for the three months ended March 31, 2013. Acquisition and transaction related costs represent the costs related to the acquisition of properties. Acquisition and transaction related costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition and transaction related costs are based on a percentage of the base purchase price of acquired real estate investment; as such, the decrease in acquisition and transaction related costs was primarily a result of no real estate investment purchases during the three months ended March 31, 2014 compared to one acquisition during the three months ended March 31, 2013.
General and Administrative Expenses
General and administrative expenses decreased by approximately $1,000 to $69,000 for the three months ended March 31, 2014 compared to $70,000 for the three months ended March 31, 2013. General and administrative expenses primarily included insurance, board of directors fees, taxes and the amortization of restricted stock. The Advisor elected to absorb approximately $0.2 million and $0.1 million of general and administrative expenses during the three months ended March 31, 2014 and 2013, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $0.1 million to $0.5 million for the three months ended March 31, 2014 compared to $0.4 million for the three months ended March 31, 2013. The increase in depreciation and amortization expense was driven by our acquisition of four properties since March 31, 2013 for an aggregate purchase price of $4.3 million. Same store depreciation and amortization expense remained consistent at $0.4 million for the three months ended March 31, 2014 and 2013, respectively.
Interest Expense
Interest expense decreased $0.1 million to $0.2 million for the three months ended March 31, 2014 from $0.3 million for the three months ended March 31, 2013. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and a $5.0 million note payable, which bore interest at 8.0%. Interest expense decreased due to a repayment of $4.9 million of mortgage notes payable from the amount outstanding at March 31, 2013.
Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash provided by operating activities was $0.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net income adjusted for non-cash items of $0.4 million in the aggregate (net loss of $0.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation of $0.5 million). Cash flows provided by operating activities during the three months ended March 31, 2014 included an increase of $0.1 million in accounts payable and accrued expenses.
There was no net cash used in investing activities during the three months ended March 31, 2014 since there were no real estate acquisitions.
Net cash provided by financing activities of $0.3 million during the three months ended March 31, 2014 related to proceeds from the issuance of common stock of $1.1 million. The inflow was partially offset by payments related to offering costs of $0.3 million, $0.2 million in payments to affiliates, $0.2 million in common stock repurchases and $0.2 million in distributions to stockholders.

Cash Flows for the Three Months Ended March 31, 2013
During the three months ended March 31, 2013, net cash provided by operating activities was $0.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash flows provided by operating activities during the three months ended March 31, 2013 include $0.1 million of acquisition and transaction related costs. Cash outflows include a net loss adjusted for non-cash items of $0.1 million in the aggregate (net loss of $0.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation of approximately $0.4 million) an increase in prepaid expenses of $35,000 as well as an increase of approximately $0.1 million in accounts payable and accrued expenses.
Net cash used in investing activities of $1.1 million during the three months ended March 31, 2013 related to the acquisition of one property with an aggregate purchase price of $1.1 million.
Net cash provided by financing activities of $1.8 million during the three months ended March 31, 2013 related to net proceeds from the issuance of common stock of $2.7 million. The inflow was partially offset by repayments of mortgage notes payable of $0.4 million, payments related to offering costs of $0.3 million, $0.1 million in funding to affiliates and $0.1 million in distributions to stockholders.
Liquidity and Capital Resources
Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses, distributions to our stockholders and non-controlling interest holders, if any, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for property acquisitions will be met through net proceeds received from the sale of common stock through our ongoing offering. We may also, from time to time, enter into other agreements with third parties, whereby third parties will make equity investments in specific properties or groups of properties that we acquire. Expenditures other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations.
We intend to maintain the following percentage of the overall value of our portfolio in liquid assets that can be liquidated more readily than properties: (1) 15% of our NAV up to $500 million, (2) 10% of our NAV between $500 million and $1 billion, and (3) 5% of our NAV in excess of $1 billion. However, our stockholders should not expect that we will maintain liquid assets at or above these levels. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund redemptions. The board will review the amount and sources of liquid assets on a quarterly basis.
We expect to meet our future short-term operating liquidity requirements through a combination of net cash provided by our current property operations and the operations of properties to be acquired in the future, and proceeds from the sale of common stock. Management expects that in the future, as our portfolio matures, our properties will generate sufficient cash flow to cover operating expenses and the payment of our monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with the justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with the justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2014, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 34.3%.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of March 31, 2014, we had 2.2 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, including shares issued under the DRIP of $21.8 million.
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through March 31, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Three months ended March 31, 2014	2	16,099	10.11
Cumulative repurchase requests as of March 31, 2014	5	60,771	$9.75

As of March 31, 2014, since inception, we have repurchased a total of 60,771 shares of common stock at an average NAV of $9.75 per share for a total repurchase price of $0.6 million.
As of March 31, 2014, we had cash of approximately $1.0 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that even after a purchase contract containing specific terms is executed, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. We are using the proceeds raised in our offering to, among other things, acquire properties. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale or another similar transaction) within three to five years of the completion of the offering. Thus, unless we raise, or recycle, a significant amount of capital after we complete our offering, we will not be continuing to purchase assets at the same rate as during our offering. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP and may not be a useful measure of the impact of long-term operating performance on value if we do not continue to purchase a significant amount of new assets after we complete our offering. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our IPO and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.
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

	Three Months Ended March 31,
(In thousands)	2014	2013
Net loss (in accordance with GAAP)	$(122)	$(293)
Depreciation and amortization	464	393
FFO	342	100
Acquisition fees and expenses (1)	—	57
Straight-line rent (2)	(15)	(11)
MFFO	$327	$146
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

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended
	March 31, 2014		March 31, 2013
	Dividends	Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions paid in cash	$170		$104
Distributions reinvested	155		38
Total distributions	$325		$142

Source of distribution coverage:
Common stock issued under the DRIP	$155	47.7%	$38	26.8%
Cash flows provided by operations (1)	170	52.3%	104	73.2%
Total sources of distribution coverage	$325	100.0%	$142	100.0%

Cash flows provided by operations (GAAP basis) (1)	$468		$185

Net loss (in accordance with GAAP)	$(122)		$(293)
___________________
(1) Cash flows provided by operations for the three months ended March 31, 2013 includes acquisition and transaction related expenses of approximately $57,000.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from September 10, 2010 (date of inception) through March 31, 2014:

For the Period from September 10, 2010 (date of inception) to
(Amounts in thousands)	March 31, 2014
Distributions paid to:
Common stockholders in cash	$1,027
Common stockholders pursuant to DRIP	527
Total distributions paid	$1,554

Reconciliation of net loss:
Revenues	$4,674
Acquisition and transaction related	(850)
Depreciation and amortization	(3,251)
Operating expenses	(584)
Other non-operating expenses	(2,334)
Net loss (in accordance with GAAP) (1)	$(2,345)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of March 31, 2014, we were in compliance with the debt covenants under our loan agreements.

Our Advisor may, with approval from our independent board of directors, seek to borrow short-term capital that, combined with secured mortgage financing, exceeds our targeted leverage ratio. Such short-term borrowings may be obtained from third parties on a case-by-case basis as acquisition opportunities present themselves simultaneous with our capital raising efforts. We view the use of short-term borrowings as an efficient and accretive means of acquiring real estate in advance of raising equity capital. Accordingly, we can take advantage of buying opportunities as we expand our fund raising activities. As additional equity capital is obtained, these short-term borrowings will be repaid.
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2014:

		April 1, 2014 - December 31, 2014
(Amounts in thousands)	Total		2015-2016	2017-2018	Thereafter
Principal payments due on mortgage notes payable	$11,246	$—	$—	$11,246	$—
Interest payments due on mortgage notes payable	1,410	349	929	132	—
Principal payments due on notes payable	5,000	—	5,000	—	—
Interest payments due on notes payable	400	300	100	—	—
	$18,056	$649	$6,029	$11,378	$—
Election as a REIT
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we will be organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute all of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) to our stockholders and comply with various other requirements applicable to REITs. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See  Note 10 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
 We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our long-term debt, which consists of secured financings and unsecured notes payable, bears interest at fixed rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of March 31, 2014, our debt included fixed-rate secured mortgage financings or secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value and fair value of $16.2 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $0.1 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $0.1 million.
These amounts were determined by considering the impact of hypothetical interest rates changes on our borrowing costs and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our Registration Statement (File No. 333-169821), as amended (the "Registration Statement"). There have been no material changes from the risk factors set forth in our Registration Statement, except for the items described below:
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
Our cash flows provided by operations was approximately $0.5 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, we paid distributions of approximately $0.3 million, of which approximately $0.2 million, or 52.3%, was funded from cash flows from operations and $0.2 million, or 47.7%, was funded from proceeds from common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, these conditions may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, or our Advisor's deferral, suspension or waiver of its fees and expense reimbursements, in order to fund distributions, we may use the proceeds from our IPO. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2014.
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-169821) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2014, we have sold 2,210,515 shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $21.8 million, including shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(Amounts in thousands)	March 31, 2014
Selling commissions and dealer manager fees	$37
Other organization and offering costs	105
Total offering costs	$142
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Three Months Ended
(Amounts in thousands)	March 31, 2014
Total commissions incurred from the Dealer Manager	$37
Less:
Commissions to participating brokers	(13)
Reallowance to participating broker dealers	(3)
Net to the Dealer Manager	$21
We are responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2014, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $5.3 million. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of March 31, 2014, cumulative offering costs were $6.3 million. Cumulative offering costs net of unpaid amounts were less than the 15% threshold as of March 31, 2014.
We have used, and expect to continue using, substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2014, we have used the net proceeds from our IPO and debt financing to purchase 13 properties with an aggregate purchase price of $32.8 million.
Share Repurchase Program
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through March 31, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Three months ended March 31, 2014	2	16,099	10.11
Cumulative repurchase requests as of March 31, 2014	5	60,771	$9.75
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Table of Contents

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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2014

EXHIBITS INDEX

The following exhibits are included, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
*    Filed herewith.