Form 10-Q
period 2014-09-30
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2014-11-14
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-169821
American Realty Capital Daily Net Asset Value Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-3441614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

On October 31, 2014, the registrant had 1,171,295 shares of retail common stock and 1,313,675 shares of institutional common stock outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$2,999	$2,559
Buildings, fixtures and improvements	27,715	26,372
Acquired intangible lease assets	4,057	3,858
Total real estate investments, at cost	34,771	32,789
Less accumulated depreciation and amortization	(4,206)	(2,787)
Total real estate investments, net	30,565	30,002
Cash	861	178
Restricted cash	151	151
Prepaid expenses and other assets	229	410
Deferred financing costs, net	154	201
Total assets	$31,960	$30,942

LIABILITIES AND EQUITY
Mortgage notes payable	$11,246	$11,246
Note payable	5,000	5,000
Derivatives, at fair value	137	189
Accounts payable and accrued expenses	3,364	3,319
Deferred rent and other liabilities	136	143
Distributions payable	128	113
Total liabilities	20,011	20,010

Temporary equity:
Redeemable common stock	1,228	1,048

Permanent equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,461,071 and 2,103,344 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	25	21
Additional paid-in capital	15,833	13,616
Accumulated other comprehensive loss	(137)	(189)
Accumulated deficit	(5,000)	(3,564)
Total stockholders' equity	10,721	9,884
Total liabilities and equity	$31,960	$30,942

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$682	$575	$1,969	$1,676
Operating expense reimbursement	48	22	96	60
Total revenues	730	597	2,065	1,736
Operating expenses:
Property operating	72	27	130	71
Acquisition and transaction related	—	50	50	110
General and administrative	22	56	121	163
Depreciation and amortization	490	415	1,418	1,215
Total operating expenses	584	548	1,719	1,559
Operating income	146	49	346	177
Other income (expense):
Interest expense	(235)	(235)	(698)	(856)
Other income	—	—	1	1
Total other expense	(235)	(235)	(697)	(855)
Net loss	(89)	(186)	(351)	(678)

Other comprehensive income (loss):
Designated derivatives, fair value adjustment	56	(34)	52	144
Comprehensive loss	$(33)	$(220)	$(299)	$(534)

Basic and diluted weighted average shares outstanding	2,413,801	1,746,211	2,284,057	1,380,131
Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.15)	$(0.49)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2014
(In thousands, except for share data)
(Unaudited)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Redeemable Common Stock
Balance, December 31, 2013	2,103,344	$21	$13,616	$(189)	$(3,564)	$9,884	$1,048
Issuance of common stock	412,418	4	4,150	—	—	4,154	—
Redeemable common stock	—	—	(180)	—	—	(180)	180
Common stock offering costs, commissions and dealer manager fees	—	—	(1,236)	—	—	(1,236)	—
Common stock issued through dividend reinvestment plan	51,376	1	514	—	—	515	—
Common stock redemptions	(106,067)	(1)	(1,060)	—	—	(1,061)	—
Share-based compensation	—	—	29	—	—	29	—
Distributions declared	—	—	—	—	(1,085)	(1,085)	—
Net loss	—	—	—	—	(351)	(351)	—
Other comprehensive loss	—	—	—	52	—	52	—
Balance, September 30, 2014	2,461,071	$25	$15,833	$(137)	$(5,000)	$10,721	$1,228

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(351)	$(678)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	1,195	1,037
Amortization of intangibles	223	178
Amortization of deferred financing costs	47	115
Share-based compensation	29	21
Changes in assets and liabilities:
Prepaid expenses and other assets	37	(73)
Accounts payable and accrued expenses	518	442
Deferred rent and other liabilities	(7)	14
Net cash provided by operating activities	1,691	1,056
Cash flows from investing activities:
Investment in real estate and other assets	(1,872)	(2,761)
Net cash used in investing activities	(1,872)	(2,761)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(4,909)
Proceeds from issuance of common stock	4,189	10,300
Common stock repurchases	(1,061)	(488)
Payments of offering costs and fees related to stock issuance	(1,236)	(1,839)
Distributions paid	(555)	(385)
Repayment of advances from affiliate	(473)	(340)
Net cash provided by financing activities	864	2,339
Net change in cash	683	634
Cash, beginning of period	178	196
Cash, end of period	$861	$830

Supplemental Disclosures
Cash paid for interest	$653	$740
Cash paid for income taxes	$8	$5

Non-cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$515	$221

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on September 10, 2010, is a Maryland corporation that has elected to be taxed as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2013. On August 15, 2011, the Company commenced its initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (as amended, the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act").  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company's common stock varies daily and is based on the Company's net asset value (“NAV”) per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, the Company filed, a follow-on registration statement for the offering of the Company’s common stock, which, as permitted by Rule 415 of the Securities Act, will provide for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declares the follow-on offering effective.
As of September 30, 2014, the Company had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $24.3 million, including shares issued under the DRIP. As of September 30, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $24.6 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share for each class.
The Company was formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of September 30, 2014, the Company owned 14 properties with an aggregate purchase price of $34.8 million, comprising 0.2 million rentable square feet, which were 100% leased.
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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 14, 2014. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2014 other than the updates described below.
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
Note 3 — Real Estate Investments
The following table presents the allocation of the assets acquired during the three and nine months ended September 30, 2014 and 2013, respectively. The allocation of assets during the three months ended September 30, 2014 was the result of a purchase price adjustment for a property acquired in December 2013 in accordance with the purchase and sale agreement.

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in thousands)	2014		2013	2014	2013
Real estate investments, at cost:
Land	$21		$233	$440	$370
Buildings, fixtures and improvements	84		1,241	1,343	2,016
Total tangible assets	105		1,474	1,783	2,386
Acquired intangibles:
In-place leases	5		213	199	375
Total assets acquired	110		1,687	1,982	2,761
Cash paid for acquired real estate investments	$—	(1)	$1,687	$1,982	$2,761
Number of properties purchased	—		2	1	3
_____________________
(1) Adjustments recorded during the three months ended September 30, 2014 were paid for with amounts that were maintained in an escrow account at December 2013.

Real estate investments, at cost, of $1.9 million have been provisionally allocated amongst buildings, fixtures and improvements and inplace lease intangibles pending receipt and review of final appraisals and other information being prepared by third-party specialists.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The following table presents unaudited pro forma information as if the acquisitions during the nine months ended September 30, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to exclude one-time acquisition and transaction related expenses of approximately $50,000 for the three months ended September 30, 2013. The unaudited pro forma net loss was adjusted to exclude one-time acquisition and transaction related expenses of approximately $50,000 and $110,000 for the nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Pro forma revenues	$730	$597	$2,133	$1,839
Pro forma net loss	$(89)	$(136)	$(281)	$(534)

The following table presents future minimum base rental cash payments due to the Company subsequent to September 30, 2014.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
October 1, 2014 - December 31, 2014	$664
2015	2,659
2016	2,660
2017	2,709
2018	2,715
Thereafter	19,560
$30,967

The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties.

	September 30,
Tenant	2014	2013
FedEx	61.5%	64.1%
Dollar General	12.4%	14.2%
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

	September 30,
State	2014	2013
New York	56.0%	64.1%

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 4 — Mortgage Notes Payable
The Company has two mortgage notes payable, which expire in 2017. The mortgage notes payable consist of the following:

(Dollar amounts in thousands)	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (2)
September 30, 2014	5	$11,246	4.12%	2.46
December 31, 2013	5	$11,246	4.12%	3.21
_____________________
(1) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(2) Calculated on a weighted average basis for all mortgages outstanding at September 30, 2014 and December 31, 2013, respectively.
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2014:

(In thousands)	Future Principal Payments
October 1, 2014 - December 31, 2014	$—
2015	—
2016	—
2017	11,246
2018	—
Thereafter	—
$11,246
The Company's sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of September 30, 2014, the Company was in compliance with the covenants under the loan agreements.
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
September 30, 2014
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
September 30, 2014
Interest rate swap	$—	$137	$—	$137
December 31, 2013
Interest rate swap	$—	$189	$—	$189
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2014 or 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2014	September 30, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$11,246	$11,303	$11,246	$11,246
Note payable	3	$5,000	$5,188	$5,000	$5,000
The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis based on the Advisor's experience with similar types of borrowing arrangements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap as of September 30, 2014	1	$9,716
Interest rate swap as of December 31, 2013	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets:

(In thousands)	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swap	Derivatives, at fair value	$137	$189

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Amount of gain (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$22	$(66)	$(47)	$48
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(34)	$(32)	$(99)	$(95)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—	$—
The Company had no derivative assets. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative liabilities:

	Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014	$137	$—	$137	$—	$—	$137
December 31, 2013	$189	$—	$189	$—	$—	$189
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at September 30, 2014.
Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income:

AOCI Component (in thousands)	Amount Reclassified from AOCI				Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Designated derivatives, fair value adjustment	$34	$32	$99	$95	Interest expense

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 8 — Common Stock
The following table details the Company's shares of common stock outstanding, excluding shares of unvested restricted stock, and NAV per share:

	September 30, 2014			December 31, 2013
Class of common stock	Number		NAV per share	Number		NAV per share
Retail	1,142,039		$10.17	1,061,931		$10.11
Institutional	1,302,232		$9.94	1,025,213		$9.94
Total	2,444,271	(1)		2,087,144	(1)
_____________________
(1) Excluding 16,800 and 16,200 at September 30, 2014 and December 31, 2013, respectively, of unvested restricted shares of common stock issued to independent directors under the restricted share plan.
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
The Company has a Share Repurchase Program ("SRP") that enables stockholders, subject to certain conditions and limitations, to sell their shares to the Company. The following table summarizes the number of shares repurchased under the Company's share repurchase program cumulatively through September 30, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Nine months ended September 30, 2014	18	106,067	10.00
Cumulative repurchases as of September 30, 2014	21	150,739	$9.89
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
Note 10 — Related Party Transactions and Arrangements
As of September 30, 2014 and December 31, 2013, the Sponsor and an entity controlled by the Sponsor owned 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of September 30, 2014 and December 31, 2013, the Company had $0.7 million and $1.2 million, respectively, payable to affiliated entities, primarily related to funding the payment of third party professional fees and offering costs, net of a receivable related to general and administrative expenses absorbed by the Advisor.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The Advisor and its affiliates will receive compensation and reimbursement for services relating to the IPO. All offering costs incurred by the Company or its affiliates on behalf of the Company are charged to additional paid-in capital on the accompanying balance sheets. The Company is responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2014, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.1 million. The Advisor has elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2014, cumulative offering costs were $7.3 million. Cumulative offering costs net of unpaid amounts and general and administrative expenses assumed by the Advisor were less than the 15% threshold as of September 30, 2014. The Company continually monitors cumulative offering costs to ensure amounts paid to the Advisor remain under the 15% threshold. Amounts accumulated greater than the 15% threshold remain as a payable to the Advisor until additional capital is raised.
No selling commission, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the three and nine months ended September 30, 2014 and 2013, as well as the related payables as of September 30, 2014 and December 31, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
(In thousands)	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Selling commissions and dealer manager fees	$54	$129	$135	$540	$1	$6
Other organization and offering costs	242	207	472	628	2,241	1,793
Total offering costs	$296	$336	$607	$1,168	$2,242	$1,799
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
September 30, 2014
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
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, we will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during the three and nine months ended September 30, 2014 and 2013. There have been no oversight fees incurred during the three and nine months ended September 30, 2014 and 2013.
The following table reflects related party fees incurred and forgiven.

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
(In thousands)	2014		2013		2014		2013		September 30, 2014	December 31, 2013
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$25	$—	$28	$—	$49	$—	$—	$—
Other expense reimbursements	—	—	—	—	—	—	—	—	—	—
Ongoing fees:
Asset management fees (1)	61	61	44	44	172	172	103	103	—	—
Transfer agent fees	70	—	—	—	211	—	—	—	45	53
Total related party operation fees and reimbursements	$131	$61	$69	$44	$411	$172	$152	$103	$45	$53
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There were no reimbursements incurred from the Advisor for providing services during the three and nine months ended September 30, 2014 or 2013.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company's total return to stockholders, payable annually in arrears, such that for any year in which the Company's total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three and nine months ended September 30, 2014 or 2013.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
The Advisor elected to absorb $0.2 million and $0.1 million of general and administrative expenses during the three months ended September 30, 2014 and 2013, respectively, and, $0.5 million and $0.3 million of general and administrative expenses during the nine months ended September 30, 2014 and 2013, respectively. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
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
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the three and nine months ended September 30, 2014 or 2013.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors, plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three and nine months ended September 30, 2014 or 2013.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the market value of the Company's issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing distribution unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such distributions during the three and nine months ended September 30, 2014 or 2013. Neither the Advisor nor any of its affiliates can receive both the subordination participation in the net proceeds and the subordinated listing distribution.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of September 30, 2014 and December 31, 2013, no stock options were issued under the Plan.
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
The following table displays restricted share award activity during the nine months ended September 30, 2014:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2013	20,400	$9.71
Granted	9,000	10.14
Forfeited	(5,400)	10.11
September 30, 2014	24,000	$9.78

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2013	16,200	$9.77
Granted	9,000	10.14
Vested	(3,000)	9.70
Forfeited	(5,400)	10.11
September 30, 2014	16,800	$9.87

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The fair value of the shares is expensed over the vesting period of five years. Adjusted for the timing of board members' resignations and admissions, compensation expense related to restricted stock was approximately $11,000 and $8,000 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, compensation expense related to restricted stock was $29,000 and $21,000, respectively.
As of September 30, 2014, the Company had $0.2 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company's RSP. That cost is expected to be recognized over a weighted average period of 3.8 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors. There are no restrictions on such shares of common stock issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three and nine months ended September 30, 2014 and 2013.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss (in thousands)	$(89)	$(186)	$(351)	$(678)
Basic and diluted weighted average shares of common stock outstanding	2,413,801	1,746,211	2,284,057	1,380,131
Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.15)	$(0.49)

As of September 30, 2014 and 2013, the Company had approximately 16,800 shares, respectively, of unvested restricted stock outstanding that were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of October 31, 2014, the Company had 2.5 million shares of common stock outstanding, including unvested restricted shares. Total gross proceeds, net of repurchases, from these issuances were $24.6 million, including shares issued under the DRIP. As of October 31, 2014, the aggregate value of all share issuances was $24.8 million based on a per share value equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date, net of repurchases, including shares issued under the DRIP, is as follows:

Source of Capital (In thousands)	Inception to September 30, 2014	October 1, 2014 to October 31, 2014	Total
Common stock	$24,311	$251	$24,561
Management Update
On November 11, 2014, in light of his recent appointment as chief executive officer of RCS Capital Corporation, Edward M. Weil, Jr. resigned from his roles as president, chief operating officer, treasurer and secretary of the Company, effective as of that same date. Mr. Weil did not resign pursuant to any disagreement with the Company. Simultaneously with Mr. Weil’s resignation, the Company’s board of directors appointed William M. Kahane to serve as the Company’s president, chief operating officer, treasurer and secretary.

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

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We only owned 14 properties as of September 30, 2014, which exposes us to risks due to a lack of tenant and geographic diversity.

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

•
We may fail to continue to qualify to be treated as a real estate investment trust for U.S. federal income tax purposes (“REIT”), which would result in higher taxes, may adversely affect operations and would reduce our NAV and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
Overview
We were incorporated on September 10, 2010 as a Maryland corporation that elected to be taxed as a REIT for the taxable year ended December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (as amended, the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act").  The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company's common stock varies daily and is based on the Company's NAV per share. On August 11, 2014, our board of directors approved, and on August 14, 2014, we filed, a follow-on registration statement for the offering of our common stock, which, as permitted by Rule 415 of the Securities Act, will provide for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declares the follow-on offering effective.
As of September 30, 2014, we had 2.5 million shares of stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $24.3 million. As of September 30, 2014, the aggregate value of all issuances and subscriptions of common stock outstanding was $24.6 million, which represents the aggregate number of shares of each class of common stock outstanding, excluding unvested restricted stock, multiplied by the respective NAV per share for each class.
We were formed to primarily acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of September 30, 2014, we owned 14 properties with an aggregate purchase price of $34.8 million, comprising 0.2 million rentable square feet, which were 100% leased. As of September 30, 2014, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 97.8% of annualized rental income on a straight-line basis.
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
Results of Operations
Our portfolio of real estate investment properties is comprised of the following 14 properties, which were all 100% leased as of September 30, 2014 (dollar amounts in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income on a Straight-Line Basis (2)	Base Purchase Price (3)	Annualized Rental Income (2) per Square Foot
Family Dollar	Jan. 2012	2	16,000	7.2	$138	$1,453	$8.63
Dollar General	Jan. 2012	1	9,013	12.2	83	975	9.21
Family Dollar II	Jan. 2012	1	8,320	6.8	90	991	10.82
FedEx	Mar. 2012	1	111,865	12.3	1,518	19,740	13.57
Circle K	May 2012	1	3,050	9.6	157	2,045	51.48
Dollar General II	Oct. 2012	1	9,002	13	90	1,170	10.00
Dollar General III	Dec. 2012	1	9,014	13.2	81	1,060	8.99
Dollar General IV	Mar. 2013	1	9,026	13.6	83	1,074	9.20
O'Reilly Auto	Jul. 2013	1	6,800	12.3	75	972	11.03
Advance Auto	Sep. 2013	1	7,000	9.3	53	715	7.57
Davita Dialysis	Oct. 2013	1	5,934	9.4	59	609	9.94
FedEx II	Dec. 2013	1	7,392	9.1	152	2,095	20.56
Goodyear Tire	Jun. 2014	1	6,948	9.8	137	1,872	19.72
		14	209,364	11.4	$2,716	$34,771	$12.97
_____________________

(1)	Remaining lease term in years as of September 30, 2014, calculated on a weighted-average basis.

(2)	Annualized rental income on a straight-line basis is rental income on a straight-line basis as of September 30, 2014, which includes the effect of tenant concessions such as free rent, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

Comparison of the Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
Rental Income
Rental income increased $0.1 million to $0.7 million for the three months ended September 30, 2014 from $0.6 million for the three months ended September 30, 2013. Same store cash rent on the nine properties held for the full period in both of the three months ended September 30, 2014 and 2013 remained consistent at $0.6 million. The annualized rental income per square foot of the properties at September 30, 2014 and 2013 was $12.97 and $12.52, respectively, with a weighted average remaining lease term of 11.4 years as of September 30, 2014.

Operating Expense Reimbursements
Operating expense reimbursements increased to $48,000 for the three months ended September 30, 2014 compared to $22,000 for the three months ended September 30, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenants per their respective leases. The increase in operating expense reimbursements was driven by our acquisition of three properties since September 30, 2013.
Property Operating Expenses
Property expenses increased to $72,000 for the three months ended September 30, 2014 compared to $27,000 for the three months ended September 30, 2013. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses is mainly due to our acquisition of three properties subsequent to September 30, 2013. Same store property operating expenses increased approximately $26,000 to $52,000 for the three months ended September 30, 2014 from $26,000 for the three months ended September 30, 2013 mainly related to increases in real estate taxes.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs were $50,000 for the three months ended September 30, 2013. Acquisition and transaction related costs represent the costs related to the acquisition of properties. Acquisition and transaction related costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition and transaction related costs are based on a percentage of the base purchase price of acquired real estate investment; as such, acquisition and transaction related costs decreased primarily as a result of no real estate investment purchase during the three months ended September 30, 2014.
General and Administrative Expenses
General and administrative expenses decreased by approximately $34,000 to $22,000 for the three months ended September 30, 2014 compared to $56,000 for the three months ended September 30, 2013. General and administrative expenses primarily included insurance, board of directors fees, taxes and the amortization of restricted stock. The Advisor elected to absorb approximately $0.2 million and $0.1 million of general and administrative expenses during the three months ended September 30, 2014 and 2013, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $0.1 million to $0.5 million for the three months ended September 30, 2014 compared to $0.4 million for the three months ended September 30, 2013. The increase in depreciation and amortization expense was driven by our acquisition of three properties since September 30, 2013 for an aggregate purchase price of $4.6 million. Same store depreciation and amortization expense remained consistent at $0.4 million for the three months ended September 30, 2014 and 2013.
Interest Expense
Interest expense remained consistent at $0.2 million for the three months ended September 30, 2014 and 2013. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and a $5.0 million note payable, which bore interest at 8.0%.

Comparison of the Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
Rental Income
Rental income increased $0.3 million to $2.0 million for the nine months ended September 30, 2014 compared to $1.7 million for the nine months ended September 30, 2013. The increase in rental income was driven by our acquisition of three properties subsequent to September 30, 2013 for an aggregate purchase price of approximately $4.6 million. Same store cash rent on the eight properties held for the full period in both of the nine months ended September 30, 2014 and 2013 remained consistent at $1.6 million, respectively. The annualized rental income per square foot of the properties at September 30, 2014 and 2013 was $12.97 and $12.52, respectively, with a weighted average remaining lease term of 11.4 years as of September 30, 2014.
Operating Expense Reimbursements
Operating expense reimbursements increased $36,000 to $96,000 for the nine months ended September 30, 2014 compared to $60,000 for the nine months ended September 30, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenants per their respective leases. The increase in operating expense reimbursements was driven by our acquisition of three properties since September 30, 2013 and an increase in same store operating expense reimbursements of $28,000 from $48,000 for the nine months ended September 30, 2013 to $76,000 for the nine months ended September 30, 2014 mainly related to increases in real estate taxes.

Property Operating Expenses
Property expenses increased $59,000 to $130,000 for the nine months ended September 30, 2014 compared to $71,000 for the nine months ended September 30, 2013. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses is mainly due to our acquisition of three properties subsequent to September 30, 2013. Same store property operating expenses increased $37,000 to $94,000 for the nine months ended September 30, 2014 from $57,000 for the nine months ended September 30, 2013 mainly related to increases in real estate taxes.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs were $50,000 for the nine months ended September 30, 2014 compared to $110,000 for the nine months ended September 30, 2013. Acquisition and transaction related costs represent the costs related to the acquisition of properties. Acquisition and transaction related costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition and transaction related costs are based on a percentage of the base purchase price of acquired real estate investment. During the nine months ended September 30, 2014 and 2013, respectively, one and three real estate investments were acquired.
General and Administrative Expenses
General and administrative expenses decreased $42,000 to $121,000 for the nine months ended September 30, 2014 compared to $163,000 for the nine months ended September 30, 2013. General and administrative expenses primarily included insurance, board of directors fees, taxes and the amortization of restricted stock. The Advisor elected to absorb approximately $0.5 million and $0.3 million of general and administrative expenses during the nine months ended September 30, 2014 and 2013, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $0.2 million to $1.4 million for the nine months ended September 30, 2014 compared to $1.2 million for the nine months ended September 30, 2013. The increase in depreciation and amortization expense was driven by our acquisition of three properties since September 30, 2013 for an aggregate purchase price of $4.6 million. Same store depreciation and amortization expense remained consistent at $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Interest Expense
Interest expense decreased $0.2 million to $0.7 million for the nine months ended September 30, 2014 from $0.9 million for the nine months ended September 30, 2013. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and a $5.0 million note payable, which bore interest at 8.0%. Interest expense decreased due to a repayment of $4.9 million in mortgage notes payable during the nine months ended September 30, 2013.

Cash Flows for the Nine Months Ended September 30, 2014
During the nine months ended September 30, 2014, net cash provided by operating activities was $1.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net income adjusted for non-cash items of $1.1 million in the aggregate (net loss of $0.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation of $1.5 million). Cash flows provided by operating activities during the nine months ended September 30, 2014 included an increase of $0.5 million in accounts payable and accrued expenses.
Net cash used in investing activities of $1.9 million during the nine months ended September 30, 2014 primarily related to the acquisition of one property with an aggregate purchase price of $1.9 million.
Net cash provided by financing activities of $0.9 million during the nine months ended September 30, 2014 related to proceeds from the issuance of common stock of $4.2 million. The inflow was partially offset by payments related to offering costs of $1.2 million, $0.5 million in payments to affiliates, $1.1 million in common stock repurchases and $0.6 million in distributions to stockholders.

Cash Flows for the Nine Months Ended September 30, 2013
During the nine months ended September 30, 2013, net cash provided by operating activities was $1.1 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net income adjusted for non-cash items of $0.7 million in the aggregate (net loss of $0.7 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $1.4 million). Cash flows provided by operating activities during the nine months ended September 30, 2013 include $0.1 million of acquisition and transaction related costs. Cash inflows included an increase of $0.4 million in accounts payable and accrued expenses.
Net cash used in investing activities of $2.8 million during the nine months ended September 30, 2013 related to the acquisition of three properties with an aggregate purchase price of $2.8 million.
Net cash provided by financing activities of $2.3 million during the nine months ended September 30, 2013 related to proceeds from the issuance of common stock of $10.3 million. The inflow was partially offset by repayments of mortgage notes payable of $4.9 million, payments related to offering costs of $1.8 million, $0.3 million in payments to affiliates and $0.4 million in distributions to stockholders.
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
We expect to continue to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total “net assets” (as defined by the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”)) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with the justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets (calculated after the close of our offering and once we have invested substantially all the proceeds of our offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with the justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2014, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was 32.3% and our total debt leverage ratio was 46.7%.

We expect to continue to raise capital through the sale of our common stock and to utilize the net proceeds from the sale of our common stock and proceeds from secured financings to complete future property acquisitions. As of September 30, 2014, we had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, including shares issued under the DRIP of $24.3 million. Our current registration statement will expire on August 15, 2014, three years after the effective date. On August 11, 2014, our board of directors approved a plan to file a follow-on registration statement for the offering of our common stock. On August 14, 2014, we filed a follow-on registration statement, which, as permitted by Rule 415 of the Securities Act, will provide for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declares the follow-on offering effective.
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Nine months ended September 30, 2014	18	106,067	10.00
Cumulative repurchases of September 30, 2014	21	150,739	$9.89
As of September 30, 2014, we had cash of approximately $0.9 million. We expect cash flows from operations and the sale of common stock to be used primarily to invest in additional real estate, pay debt service, pay operating expenses and pay stockholder distributions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net loss (in accordance with GAAP)	$(89)	$(186)	$(351)	$(678)
Depreciation and amortization	490	415	1,418	1,215
FFO	401	229	1,067	537
Acquisition fees and expenses (1)	—	50	50	110
Straight-line rent (2)	(15)	(13)	(44)	(36)
MFFO	$386	$266	$1,073	$611
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

The following tables show the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended						Nine Months Ended
	March 31, 2014		June 30, 2014		September 30, 2014		September 30, 2014
(Dollar amounts in thousands)	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions
Distributions:
Distributions paid in cash	$170		$184		$193		$547
Distributions reinvested	155		170		190		515
Total distributions	$325		$354		$383		$1,062

Source of distribution coverage:
Common stock issued under the DRIP	$155	47.7%	$170	48.0%	$190	49.6%	$515	48.5%
Cash flows provided by operations (1)	170	52.3%	184	52.0%	193	50.4%	547	51.5%
Total sources of distribution coverage	$325	100.0%	$354	100.0%	$383	100.0%	$1,062	100.0%

Cash flows provided by operations (GAAP basis) (1)	$468		$547		$676		$1,691

Net loss (in accordance with GAAP)	$(122)		$(140)		$(89)		$(351)
___________________
(1) Cash flows provided by operations for the three months ended June 30, 2014 include acquisition and transaction related expenses of approximately $50,000.

	Three Months Ended						Nine Months Ended
	March 31, 2013		June 30, 2013		September 30, 2013		September 30, 2013
(Dollar amounts in thousands)	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions
Distributions:
Distributions paid in cash	$104		$120		$155		$379
Distributions reinvested	38		75		108		221
Total distributions	$142		$195		$263		$600

Source of distribution coverage:
Common stock issued under the DRIP	$38	26.8%	$75	38.5%	$108	41.1%	$221	36.8%
Cash flows provided by operations (1)	104	73.2%	120	61.5%	155	58.9%	379	63.2%
Total sources of distribution coverage	$142	100.0%	$195	100.0%	$263	100.0%	$600	100.0%

Cash flows provided by operations (GAAP basis) (1)	$185		$276		$595		$1,056

Net loss (in accordance with GAAP)	$(293)		$(199)		$(186)		$(678)
___________________
(1) Cash flows provided by operations for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 include acquisition and transaction related expenses of approximately $57,000, $3,000 and $50,000, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP):

For the Period from September 10, 2010 (date of inception) to
(In thousands)	September 30, 2014
Distributions paid:
Common stockholders in cash	$1,395
Common stockholders pursuant to DRIP	887
Total distributions paid	$2,282

Reconciliation of net loss:
Revenues	$6,074
Acquisition and transaction related	(900)
Depreciation and amortization	(4,205)
Operating expenses	(741)
Other non-operating expenses	(2,802)
Net loss (in accordance with GAAP) (1)	$(2,574)
Cash flows provided by operations	$3,044
FFO	$1,631
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
For the nine months ended September 30, 2014, cash flows provided by operations covered 51.5% of our distributions, calculated in accordance with GAAP. As shown in the table above, we funded distributions with cash flows provided by operations and proceeds from our IPO which were reinvested in common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceed our cumulative FFO. See "Risk Factors — Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return."
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of September 30, 2014, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2014:

		October 1, 2014 - December 31, 2014
(In thousands)	Total		2015-2016	2017-2018	Thereafter
Principal payments due on mortgage notes payable	$11,246	$—	$—	$11,246	$—
Interest payments due on mortgage notes payable	1,176	116	929	131	—
Principal payments due on notes payable	5,000	—	5,000	—	—
Interest payments due on notes payable	200	100	100	—	—
	$17,622	$216	$6,029	$11,377	$—

Election as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2013. We believe that, commencing with such taxable year, we have been organized and operated in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regards to the deduction for dividends paid and excluding net capital gain. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
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
As of September 30, 2014, our debt included fixed-rate secured mortgage financings or secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value of $16.2 million and a fair value of $16.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $67,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $46,000.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Our cash flows provided by operations was approximately $1.7 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we paid distributions of approximately $1.1 million, of which approximately $0.6 million, or 51.5%, was funded from cash flows from operations and $0.5 million, or 48.5%, was funded from proceeds from our IPO which were reinvested in common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Because other real estate programs sponsored directly or indirectly by the parent of our Sponsor and offered through our Dealer Manager may conduct offerings concurrently with our IPO, our Sponsor and our Dealer Manager face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
The parent of our Sponsor is the sponsor of several other REITs for which affiliates of our Advisor are also advisors that are raising capital in ongoing public offerings of common stock similar to our IPO. Our Dealer Manager, which is owned by an entity under common control with the parent of our Sponsor, is the dealer manager or is named in the registration statement as the dealer manager in a number of ongoing public offerings by REITs, including some offerings sponsored directly or indirectly by the parent of our Sponsor. In addition, our Sponsor may decide to sponsor future programs that would seek to raise capital through public offerings conducted concurrently with our IPO. As a result, our Sponsor and our Dealer Manager may face conflicts of interest arising from potential competition between us and these other programs for investors and investment capital. There may be periods during which one or more programs sponsored directly or indirectly by the parent of our Sponsor will be raising capital and might compete with us for investment capital. Such conflicts may not be resolved in our favor, and stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment.
We also will compete for investors with these other programs, and the overlap of these offerings with our IPO could adversely affect our ability to raise all the capital we seek in our IPO, the timing of sales of our shares and the amount of proceeds we have to invest in real estate assets.

All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, our Property Manager and our Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, Property Manager and Dealer Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor, our Property Manager, our Dealer Manager or other Sponsor-affiliated entities. Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the parent of our Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor, our Dealer Manager and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.
 ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing; no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our sponsor. While ARCP's former chief financial officer does not have a current role in the management of our sponsor’s or our business, he did serve as our chief financial officer from September 2010 to January 2014.
 As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor have temporarily suspended their participation in the distribution of those offerings, including ours. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of our offering. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months ended September 30, 2014.
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of approximately $1.5 billion of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement on Form S-11 (File No. 333-169821) filed with the SEC under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant the DRIP under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2014, we have sold 2,461,071 shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $24.3 million, including shares issued under the DRIP.

The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(Amounts in thousands)	September 30, 2014
Selling commissions and dealer manager fees	$135
Other organization and offering costs	472
Total offering costs	$607
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Nine Months Ended
(Amounts in thousands)	September 30, 2014
Total commissions incurred from the Dealer Manager	$135
Less:
Commissions to participating brokers	(47)
Reallowance to participating broker dealers	(14)
Net to the Dealer Manager	$74
We are responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor's responsibility. As of September 30, 2014, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.1 million. The Advisor has elected to cap cumulative offering costs incurred by us, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of September 30, 2014, cumulative offering costs were $7.3 million. Cumulative offering costs net of unpaid amounts and general and administrative expenses assumed by the Advisor were less than the 15% threshold as of September 30, 2014.
We have used, and expect to continue using, substantially all of the net proceeds from our IPO to primarily acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2014, we have used the net proceeds from our IPO and debt financing to purchase 14 properties with an aggregate purchase price of $34.8 million.
Share Repurchase Program
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Nine months ended September 30, 2014	18	106,067	10.00
Cumulative repurchases as of September 30, 2014	21	150,739	$9.89
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
Nicholas Radesca
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 13, 2014

EXHIBITS INDEX

The following exhibits are included, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
*    Filed herewith.