Form 10-K
period 2014-12-31
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2015-03-31
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-169821
American Realty Capital Daily Net Asset Value Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	27-3441614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant’s shares of common stock. The per share purchase price for each class of shares varies daily and is equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding as of the end of each business day prior to giving effect to any share purchases or repurchases to be effected on such day, plus applicable selling commissions. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $19.9 million based on the NAV per share for each class of shares.
On February 28, 2015, the registrant had 1,195,385 shares of retail common stock and 1,364,356 shares of institutional common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be delivered to stockholders in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) and other entities under common control with AR Capital, LLC (our “Sponsor”). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•
The redemption price for our shares is based on net asset value (“NAV”) rather than a public trading market. Our published NAV may not accurately reflect the value of our assets. No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	We only owned 14 properties as of December 31, 2014, which exposes us to risks due to a lack of tenant and geographic diversity.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•
We are obligated to pay fees, which may be substantial, to our advisor and its affiliates, including fees payable upon the sale of properties. Our advisor and its affiliates will receive fees in connection with transactions involving the purchase, financing, management and sale of our investments, and, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions that have recently occurred in the credit markets of the United States.

•
We may fail to continue to qualify to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, which would result in higher taxes, may adversely affect operations and would reduce the value of an investment in our common stock and our cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and thus subject to regulation under the Investment Company Act.
All forward-looking statements should be read in light of the risk factors identified in Part I, Item 1A of this Annual Report on Form 10-K.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

Part I
Item 1. Business

Overview
We were incorporated on September 10, 2010 as a Maryland corporation and we have elected and qualified to be taxed as a REIT for our taxable year ended December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for common stock varies daily and is based on net asset value (“NAV”) per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, we filed, a follow-on registration statement for the offering of our common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering.
On January 5, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of December 31, 2014, we had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $24.7 million.
We were formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of December 31, 2014, we own 14 commercial properties with an aggregate purchase price of $34.8 million, comprising 209,364 rentable square feet, which were 100% leased. As of December 31, 2014, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 97.8% of annualized rental income on a straight-line basis.
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
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as our property manager. Our Dealer Manager served as the dealer manager of the IPO. The Advisor and Property Manager are indirect wholly owned entities of, and the Dealer Manager, is under common control with, our Sponsor. These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.

Investment Objectives
We have implemented or intend to continue implementing our investment objectives as follows:

•
Free-Standing, Single Tenant Properties — bought free-standing, single tenant properties of a variety of types within a variety of industries, net leased to investment grade and other creditworthy tenants.

•	Long-Term Leases — acquired long term leases with minimum, non-cancelable lease terms of ten or more years.

•
Low Leverage — financed our portfolio opportunistically at a target leverage level of generally not more than 50% loan-to-value (calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO), although our charter allows leverage to be equivalent to up to 75% of the cost of our investments.

•	Diversified Portfolio — assembled a portfolio diversified based on geography, tenant diversity, lease expirations and other factors.

•	Monthly Distributions — pay distributions monthly.

•	Exit Strategy — sell our assets, sell or merge, or list our portfolio within three to six years after the end of our IPO.

•	Maximize Total Returns — maximize total returns to our stockholders through a combination of current income and realized appreciation.
Acquisition and Investment Policies
Investing in Real Property
We have invested in primarily free-standing, single-tenant bank branch, convenience store, retail, and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. When evaluating prospective investments in real property, our management and our Advisor considered relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our Advisor had substantial discretion with respect to the selection of specific investments, subject to board approval.
The following table lists the tenants or guarantors whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties:

	December 31,
Tenant	2014	2013
FedEx	61.5%	64.6%
Dollar General	12.4%	13.1%
The following table lists states where we have concentrations of properties where annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income for all portfolio properties on a straight-line basis:

	December 31,
State	2014	2013
New York	55.9%	59.0%
Acquisition Structure
We acquired fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property or rights).
Financing Strategies and Policies
Financing for acquisitions and investments may have been obtained at the time an asset is acquired, when an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risks on variable rate debt.

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
In addition, it is currently our intention to limit our aggregate borrowings to not more than 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing, along with the justification for borrowing such a greater amount. This limitation, calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy the requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits.
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
Tax Status
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
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
In addition, we will compete with other entities engaged in real estate investment activities to locate tenants and purchasers for our properties. These competitors will include other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. There are also other REITs with asset acquisition objectives similar to ours, including American Realty Capital Trust V, Inc. (“ARCT V”), American Realty Capital Global Trust, Inc. (“ARC Global”) and American Realty Capital Global Trust II, Inc. (“ARC Global II”), and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater marketing and financial resources than we have and generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants. In addition, these same entities seek financing through similar channels. Therefore, we will compete for institutional investors in a market where funds for real estate investment may decrease.
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
Employees
We have no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, transfer agent and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (including all amendments to those reports) and proxy statements, with the SEC. We also filed with the SEC our Registration Statement in connection with our offering. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our affiliates at www.americanrealtycap.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors

Risks Related to an Investment in American Realty Capital Daily Net Asset Value Trust, Inc.
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by our sponsor, regarding certain accounting errors may affect our ability to raise capital.
On October 29, 2014, ARCP filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of our Sponsor.  While ARCP’s former chief financial officer does not have a current role in the management of our Sponsor’s or our business, he did serve as our chief financial officer from September 2010 to January 2014.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which are available at the internet site maintained by the SEC, www.sec.gov. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents. On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2014. ARCP’s filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.

As a result of the announcement ARCP made on October 29, 2014, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by our Sponsor have temporarily suspended their participation in the distribution of those offerings. Although we have completed our initial public offering, we may seek to raise additional capital in connection with the operation our business. Similarly to other entities sponsored directly or indirectly by our Sponsor, the recent announcement by ARCP, as well as any future announcements by ARCP, may have an adverse effect on our ability to access capital through, among other things, equity offerings or lending arrangements.  If we are unable to access additional capital it may have a material adverse effect on our business including, among other things, our ability to achieve our investment objectives.
Our growth will partially depend upon our ability to successfully acquire future properties, and we may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect.
We compete with many other entities engaged in real estate investment activities for acquisitions of freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The competition may significantly increase the price we pay and reduce the returns which we earn. Our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition:

•	we may acquire properties that are not accretive and we may not successfully manage and lease those properties to meet our expectations;

•
we may be unable to generate sufficient cash from operations, or obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•
agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate;

•	the process of acquiring or pursuing the acquisition of a new property may divert the attention of our management team from our existing business operations;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations;

•	market conditions may result in future vacancies and lower-than expected rental rates; and

•
we may acquire properties without recourse, or with only limited recourse, for liabilities, whether known or unknown, such as cleanup of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in acquiring our investments, selecting tenants for our properties and securing independent financing arrangements. As of December 31, 2014, we owned 14 properties. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection and acquisition of income-producing properties and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns. Generally, we may fund distributions from unlimited amounts of any source, including borrowing funds, issuing additional securities or selling assets in order to fund distributions if we are unable to make distributions with our cash flows from our operations. If we encounter any such delays, we may pay all or a substantial portion of our distributions from borrowings in anticipation of future cash flow, which may constitute a return of capital to our stockholders.
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
If our Advisor loses or is unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions to our stockholders and the value of their investment.
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
We may pay distributions from unlimited amounts of any source, which may reduce the amount of capital we are able to invest and reduce the value of our stockholders’ investment.
We may pay distributions from unlimited amounts of any source, including borrowing funds, issuing additional securities or selling assets. Distributions from borrowings also could reduce the amount of capital we ultimately invest in properties and other permitted investments. This, in turn, would reduce the value of our stockholders investment.
Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect their overall return.
Our cash flows provided by operations was approximately $2.2 million for the year ended December 31, 2014. During the year ended December 31, 2014, we paid distributions of $1.5 million, of which approximately $0.8 million, or 51.3% was funded from cash flow from operations and $0.7 million, or 48.7%, was funded from proceeds from our IPO which were reinvested in common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. If we are unable to acquire additional properties or other real estate-related investments, these conditions may result in a lower return on your investment than you expect. If we have not generated sufficient cash flows from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, or our Advisor’s deferral, suspension or waiver of its fees and expense reimbursements, in order to fund distributions, we may use proceeds from borrowings. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds were a return of capital to stockholders, from which we have already paid offering expenses in connection with our IPO. We have not established any limit on the amount of proceeds from our IPO that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse effect on your investment.
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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for monetary damages and requires us to indemnify our directors, officers and Advisor and our Advisor’s affiliates and permits us to indemnify our employees and agents. We have entered into an indemnification agreement formalizing our indemnification obligation with respect to our officers and directors and certain former officers and directors. However, as required by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), our charter provides that we may not indemnify a director, our Advisor or an affiliate of our Advisor for any loss or liability suffered by any of them or hold harmless such indemnitee for any loss or liability suffered by us unless: (1) the indemnitee determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, (2) the indemnitee was acting on behalf of or performing services for us, (3) the liability or loss was not the result of (A) negligence or misconduct, in the case of a director (other than an independent director), the Advisor or an affiliate of the Advisor, or (B) gross negligence or willful misconduct, in the case of an independent director, and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases which would decrease the cash otherwise available for distribution to our stockholders.
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
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor, Property Manager and Dealer Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in our Advisor, our Property Manager, our Dealer Manager or other entities under common control with our sponsor. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) our purchase of properties from, or sale of properties to, affiliated entities, (c) development of our properties by affiliates, (d) investments with affiliates of our Advisor, (e) compensation to our Advisor and (f) our relationship with our Advisor, our Dealer Manager and our Property Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at our Sponsor and their other public programs. Many investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by our Sponsor. For example, ARC Global and ARC Global II seek, like us, to a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties, in the United States and Europe. The investment opportunity allocation agreement we have entered into with ARC Global and ARC Global II may result in us not being able to acquire certain properties identified by our Advisor and its affiliates. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions.
We and other programs sponsored directly or indirectly by our Sponsor also rely on these real estate professionals to supervise the property management and leasing of properties. Our executive officers and key real estate professionals and our Sponsor are not prohibited from engaging, directly or indirectly, in any business or from possessing interests in other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments.

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
The management of multiple REITs and other direct investment programs, especially REITs and other direct investment programs in the development stage, by our executive officers and officers of our Advisor and our Property Manager may significantly reduce the amount of time our executive officers and officers of our Advisor and our Property Manager are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain of our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored or co-sponsored REITs and their advisors, some of the American Realty Capital-sponsored or co-sponsored REITs and other direct investment programs and their respective advisors. Seven other American Realty Capital-sponsored REITs, including ARC Realty Finance Trust, Inc. American Realty Capital Healthcare Trust III, Inc., American Realty Capital Hospitality Trust, Inc., American Realty Capital New York City REIT, Inc., American Realty Capital - Retail Centers of America II, Inc., American Realty Capital Global Trust II, Inc. and Phillips Edison - ARC Grocery Center REIT II, Inc., have registration statements that became effective in the past 18 months and currently are offering securities and none of the American Realty Capital-sponsored or co-sponsored REITs are more than five years old. American Realty Capital also sponsors American Energy Capital Partners, LP, a non-traded oil and gas limited partnership, which is currently in registration. As a result, such direct investment programs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as we do, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.
Our Advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement, our Advisor is entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. Fees payable to our Advisor are based on the purchase price of the properties acquired and may create an incentive for our Advisor to accept a higher purchase price or purchase assets that may not be in the best interest of our stockholders. Furthermore, because our Advisor does not maintain a significant equity interest in us but is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s and its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Our advisory agreement requires us to pay a termination fee to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest.
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
We disclose funds from operations and modified funds from operations, a non-GAAP financial measure, however, MFFO is not equivalent to our net income or loss as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and disclose funds from operations, or FFO, and modified funds from operations, or MFFO. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined under accounting principles generally accepted in the United States (“GAAP”), and stockholders should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations.” FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization, adjusts for unconsolidated partnerships and joint ventures, and further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and stockholders should not consider FFO and MFFO as alternatives to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party of our Sponsor that has been providing certain transfer agency services for programs sponsored directly or indirectly by our Sponsor since 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent is responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

Risks Related to Our Corporate Structure
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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

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
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by an affirmative vote of stockholders entitled to cast two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or by-laws of the corporation. Our by-laws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourselves or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We conduct and intend to continue conducting our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registrations as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis or the 40% test “Investment securities” excludes U.S. Government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Because we are primarily engaged in the business of acquiring real estate, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1) (C) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.
Under Section 3(c)(5)(C), the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying assets and at least 80% of our assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage- related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

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
If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Rapid changes in the values of our investments in real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or our exception from the Investment Company Act.
If the market value or income generated by our real estate-related investments declines, including as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
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
Our board of directors may amend the terms of our share repurchase program without stockholder approval. Our board of directors also is free to suspend (in whole or in part) or terminate or reduce or increase the number of shares to be purchased under the share repurchase program upon 30 days’ notice or to reject any request for repurchase. There is no assurance that funds available for our SRP will be sufficient to accommodate all requests. In addition, the share repurchase program includes numerous restrictions that would limit our stockholders’ ability to sell their shares. Our share repurchase program is designed to allow stockholders to request redemptions on a daily basis but our ability to fulfill redemption requests is subject to a number of limitations. Most importantly, most of our assets consist of real estate properties which cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. In addition, we will limit shares redeemed during a calendar quarter to 5% of our NAV as of the last day of the previous calendar quarter, or approximately 20% of our NAV in any 12 month period. Furthermore, our board of directors may limit, modify or suspend our share repurchase program. Additionally, subject to limited exceptions, shares of our common stock that are redeemed within four months of the date of purchase may be subject to a short-term trading fee of 2% of the aggregate NAV per share.
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
In order to calculate our daily NAV, our properties are initially valued at cost, which we believe represents fair value. After this initial valuation, valuations of properties are conducted in accordance with our valuation guidelines and are based partially on appraisals performed by our independent valuer at least annually after the respective calendar quarter in which such property was acquired. Similarly, our real estate related asset investments are initially valued at cost, and thereafter are valued at least annually (with approximately 25% of all properties being appraised each quarter), or in the case of liquid securities, daily, as applicable, at fair value as determined by our Advisor. The valuation methodologies used to value our properties involve subjective judgments concerning factors such as comparable sales, rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses. Although our valuation guidelines are designed to accurately determine the fair value of our assets, appraisals and valuations will be only estimates, and ultimate realization depends on conditions beyond our Advisor’s control. Further, valuations do not necessarily represent the price at which we would be able to sell an asset, because such prices would be negotiated. We will not retroactively adjust the valuation of such assets, the price of our common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and Dealer Manager. Because the price at which their shares may be redeemed by us pursuant to our redemption plan are based on our estimated NAV per share, our stockholders may pay more than realizable value or receive less than realizable value for their investment.
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
The NAV per share that we publish may not necessarily reflect changes in our NAV and in the value of our stockholders’ shares that we cannot immediately quantify.
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
We rely significantly on five major tenants (including, for this purpose, all affiliates of such tenants) and therefore, are subject to tenant credit concentrations that make us more susceptible to adverse events with respect to those tenants.
As of December 31, 2014, the following five major tenants had annualized rental income on a straight-line basis, which represented 5% or more of our total annualized rental income on a straight-line basis including for this purpose, all affiliates of such tenants):

•	FedEx, represented 61.5% of total annualized rental income;

•	Dollar General, represented 12.4% of total annualized rental income;

•	Family Dollar, represented 8.4% of total annualized rental income;

•	Circle K, represented 5.8% of total annualized rental income; and

•	Goodyear Tire & Rubber Company, represented 5.0% of total annualized rental income.
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

We are subject to tenant geographic concentrations that make us more susceptible to adverse events with respect to certain geographic areas.
We are subject to geographic concentrations, the most significant of which are the following as of December 31, 2014:

•	$1.5 million, or 55.9%, of our annualized rental income came from properties located in New York;

•	$0.2 million, or 6.0%, of our annualized rental income came from properties located in Texas;

•	$0.2 million, or 5.8%, of our annualized rental income came from properties located in Arizona;

•	$0.2 million, or 5.6%, of our annualized rental income came from properties located in Wyoming;

•	$0.1 million, or 5.1%, of our annualized rental income came from properties located in Mississippi; and

•	$0.1 million, or 5.0%, of our annualized rental income came from a properties located in North Carolina.
As of December 31, 2014, our tenants operated in 12 states. Any downturn in one or more of these states, or in any other state in which we may have a significant credit concentration in the future, could result in a material reduction of our cash flows or material losses to the Company.
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
With respect to properties acquired in sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, we cannot assure our stockholders that the Internal Revenue Service (the “IRS”) will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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
The properties that we own or may acquire are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While many of our properties are leased on a triple-net-lease basis or require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense and we intend to obtain similar coverage for properties we acquire in the future. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government and was extended to the end of 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
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
We may acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
Our properties typically are, and we expect will continue to be, located in developed areas. Therefore, there are and will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our stockholders.
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

Market and economic challenges experienced by the U.S. and global economies may adversely impact aspects of our operating results and operating condition.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, recent global market disruptions may have adverse consequences, including:

•
decreased demand for our properties due to significant job losses that have occurred and may occur in the future, resulting in lower occupancy levels, which decreased demand will result in decreased revenues and which could diminish the value of our portfolio, which depends, in part, upon the cash flow generated by our properties;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay or preclude our efforts to collect rent and any past due balances under the relevant leases;

•	widening credit spreads for major sources of capital as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•
further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, a reduction the loan-to-value ratio upon which lenders are willing to lend, and difficulty refinancing our debt;

•
a decrease in the value of certain of our properties below the amounts we pay for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•
reduction in the value and liquidity of our short-term investments as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to pay or increase the level of our distributions. If these conditions continue, our board of directors may reduce our distributions in order to conserve cash.
The current state of debt markets could have a material adverse impact on our earnings and financial condition.
The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. If the overall cost of borrowings increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.
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
A large portion of our rental income comes from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. The Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, conducted a joint project to reevaluate lease accounting and have jointly released exposure drafts of a proposed accounting model that would significantly change lease accounting. In March 2014, the FASB and the IASB redeliberated aspects of the joint project, including the lessee and lessor accounting models, lease term, and exemptions and simplifications. The timing of the issuance of the final standards is uncertain. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how the real estate leasing business is conducted. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
Retail Industry Risks
The recent economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.
The recent economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry has faced reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our retail properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease the real properties that we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
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
Our retail tenants face potentially changing consumer preferences and increasing competition from other forms of retailing, such as discount shopping centers, outlet centers, upscale neighborhood strip centers, catalogues and other forms of direct marketing, discount shopping clubs, internet websites and telemarketing. Other retail centers within the market area of our properties compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent. In addition, some of our tenants’ rent payments may be based on the amount of sales revenue that they generate. If these tenants experience competition, the amount of their rent may decrease and our cash flow will decrease.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry and have a disproportionate adverse effect on the value of our investments.
Our properties are currently concentrated in several states, any adverse situation that disproportionately affects any of those geographic areas would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties are concentrated in a certain industry or retail category, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
Because many of our properties are retail properties, our performance is linked to the market for retail space generally and a downturn in the retail market could have an adverse effect on the value of our stockholders’ investment.
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
Many of our assets are public places. Because these assets will be public places, crimes, violence and other incidents beyond our control may occur, which could result in a reduction of business traffic at our properties and could expose us to civil liability.
Because many of our assets are open to the public, they are exposed to a number of incidents that may take place within their premises and that are beyond our control or our ability to prevent, which may harm our consumers and visitors. Some of our assets are located in large urban areas, which can be subject to elevated levels of crime and urban violence. If violence escalates, we may lose tenants or be forced to close our assets for some time. If any of these incidents were to occur, the relevant asset could face material damage to its image and the property could experience a reduction of business traffic due to lack of confidence in the premises’ security. In addition, we may be exposed to civil liability and be required to indemnify the victims, which could adversely affect us. Should any of our assets be involved in incidents of this kind, our business, financial condition and results of operations could be adversely affected.
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
Risks Associated with Industrial Properties
Potential liability as the result of, and the cost of compliance with, environmental matters is greater as a result of our investment in industrial properties and leases of our properties to tenants that engage in industrial activities.
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
We have invested in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances.

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
Changes in interest rates expose us to the risk of being unable to finance new acquisitions or refinance maturing debt. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. We may incur additional indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2014, we owned 14 properties located in 12 states. All of these properties are freestanding, single-tenant properties, 100% leased with a weighted average remaining lease term of 11.1 years as of December 31, 2014. In the aggregate, these properties represent 209,364 rentable square feet.
The following table represents certain additional information about the properties we own at December 31, 2014:

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income on a Straight-Line Basis (2)	Base Purchase Price (3)	Annualized Rental Income (2) per Square Foot
					(In thousands)	(In thousands)
Family Dollar	Jan. 2012	2	16,000	7.0	$138	$1,453	$8.63
Dollar General	Jan. 2012	1	9,013	11.9	83	975	9.21
Family Dollar II	Jan. 2012	1	8,320	6.5	90	991	10.82
FedEx	Mar. 2012	1	111,865	12.1	1,518	19,740	13.57
Circle K	May 2012	1	3,050	9.3	157	2,045	51.48
Dollar General II	Oct. 2012	1	9,002	12.8	90	1,170	10.00
Dollar General III	Dec. 2012	1	9,014	12.9	81	1,060	8.99
Dollar General IV	Mar. 2013	1	9,026	13.3	83	1,074	9.20
O'Reilly Auto	Jul. 2013	1	6,800	12.0	75	972	11.03
Advance Auto	Sep. 2013	1	7,000	9.0	53	715	7.57
Davita Dialysis	Oct. 2013	1	5,934	9.2	59	609	9.94
FedEx II	Dec. 2013	1	7,392	8.8	152	2,095	20.56
Goodyear Tire	Jun. 2014	1	6,948	9.5	137	1,872	19.72
		14	209,364	11.1	$2,716	$34,771	$12.97
_____________________

(1)	Remaining lease term in years as of December 31, 2014, calculated on a weighted-average basis.

(2)	Annualized rental income on a straight-line basis is rental income on a straight-line basis as of December 31, 2014, which includes the effect of tenant concessions such as free rent, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.
Tenant Concentration
The following table lists the tenants whose square footage or annualized rental income is greater than 10% of the total portfolio square footage or annualized rental income as of December 31, 2014:

Tenant	Number of Properties Occupied by Tenant	Square Feet	Square Feet as a % of Total Portfolio	Lease Expiration	Average Remaining Lease Term(1)	Renewal Options	Annualized Rental Income	Annualized Rental Income as a % of Total Portfolio	Annualized Rental Income per Square Foot
							(In thousands)
Dollar General	4	36,055	17.2%	11/26 - 4/28	12.7	3-4 five year options	$337	12.4%	$9.35
Family Dollar	3	24,320	11.6%	6/21 - 6/22	6.7	5-6 five year options	$228	8.4%	$9.38
FedEx	2	119,257	57.1%	10/23 - 1/27	10.5	2 five year options	$1,670	61.5%	$14.00
_______________________________________________

(1)	Remaining lease term in years as of December 31, 2014. If the tenant has multiple leases with varying lease expirations, remaining lease term is calculated on a weighted-average basis.

Industry Concentration
The following table details the industry distribution of our portfolio as of December 31, 2014:

Industry	No. of Buildings	Rentable Square Feet	Square Foot %	Annualized Rental Income(1)	Annualized Rental Income %
				(In thousands)
Auto Retail	2	13,800	6.6%	$128	4.7%
Auto Services	1	6,948	3.3%	137	5%
Freight	2	119,257	57.0%	1,670	61.5%
Healthcare	1	5,934	2.8%	59	2.2%
Discount Retail	7	60,375	28.8%	565	20.8%
Gas/Convenience	1	3,050	1.5%	157	5.8%
	14	209,364	100.0%	$2,716	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Geographic Concentration
The following table details the geographic distribution of our portfolio as of December 31, 2014:

State	No. of Buildings	Rentable Square Feet	Square Foot %	Annualized Rental Income(1)	Annualized Rental Income %
				(In thousands)
Arizona	1	3,050	1.5%	$157	5.8%
Illinois	1	9,013	4.3%	83	3.1%
Indiana	1	7,000	3.4%	53	1.9%
Iowa	1	9,002	4.3%	90	3.3%
Louisiana	1	6,800	3.3%	75	2.8%
Mississippi	2	16,000	7.6%	138	5.1%
New York	1	111,865	53.4%	1,518	55.9%
North Carolina	1	6,948	3.3%	137	5.0%
Oklahoma	1	8,320	4.0%	90	3.3%
Texas	2	18,040	8.6%	164	6.0%
Wisconsin	1	5,934	2.8%	59	2.2%
Wyoming	1	7,392	3.5%	152	5.6%
	14	209,364	100.0%	$2,716	100.0%
_____________________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Future Minimum Lease Payments
The following table presents future minimum base rental cash payments due to us subsequent to December 31, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$2,659
2016	2,660
2017	2,709
2018	2,715
2019	2,716
2020	2,718
2021	2,640
2022	2,571
2023	2,524
2024	2,112
Thereafter	4,279
$30,303
Future Lease Expiration Table
The following is a summary of lease expirations for the next ten years at the properties we own as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Rental Income(1)	Percent of Portfolio Annualized Rental Income Expiring	Leased Rentable Square Feet	Percent of Portfolio Rentable Square Feet Expiring
		(In thousands)
2015	—	$—	—%	—	—%
2016	—	—	—%	—	—%
2017	—	—	—%	—	—%
2018	—	—	—%	—	—%
2019	—	—	—%	—	—%
2020	—	—	—%	—	—%
2021	2	159	5.9%	16,320	—%
2022	1	69	2.5%	8,000	8.1%
2023	2	204	7.5%	14,392	4.0%
2024	3	353	13%	15,932	7.1%
Total	8	$785	28.9%	54,644	19.2%
_____________________________

(1)	Annualized rental income as of December 31, 2014 for the in-place leases in the property portfolio on a straight-line basis, which includes tenant concessions such as free rent, as applicable.
Property Financings
The following table lists the property financings as of December 31, 2014:

Portfolio	Encumbered Properties	Outstanding Loan Amount	Effective Interest Rate		Interest Rate	Maturity
		(In thousands)
Multi-Tenant (1)	4	$1,530	4.60%		Fixed	Feb. 2017
FedEx	1	9,716	4.05%	(2)	Fixed	Mar. 2017
Total	5	$11,246	4.12%	(3)
__________________

(1)	Multi-tenant mortgage collateralized by the Family Dollar I, Dollar General I and Family Dollar II portfolios.

(2)	Fixed as a result of entering into a swap agreement.

(3)	Calculated on a weighted average basis for all mortgages outstanding as of December 31, 2014.

Item 3. Legal Proceedings.
We are not a party to any material pending legal proceedings.
Item 4. Mine Safety Disclosure.
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our shares of common stock are not traded on a national securities exchange. There currently is no established public market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares.
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

	NAV Per Retail Share		NAV Per Institutional Share
Quarter	High	Low	High	Low
First Quarter 2012	$9.05	$9.00	$9.01	$9.00
Second Quarter 2012	$9.16	$9.06	$9.11	$9.01
Third Quarter 2012	$9.86	$9.84	$9.79	$9.78
Fourth Quarter 2012	$9.90	$9.87	$9.81	$9.80

First Quarter 2013	$9.91	$9.90	$9.81	$9.81
Second Quarter 2013	$10.07	$10.04	$9.94	$9.93
Third Quarter 2013	$10.09	$10.07	$9.94	$9.94
Fourth Quarter 2013	$10.11	$10.09	$9.94	$9.94

First Quarter 2014	$10.13	$10.11	$9.94	$9.94
Second Quarter 2014	$10.15	$10.13	$9.94	$9.94
Third Quarter 2014	$10.17	$10.15	$9.94	$9.94
Fourth Quarter 2014	$10.19	$10.17	$9.94	$9.94

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
Holders
As of February 28, 2015, we had 2.6 million shares of common stock outstanding held by 327 stockholders.
Distributions
We have elected to be taxed as a REIT for U.S. federal income tax purposes effective for our taxable year ended December 31, 2013. On September 15, 2011, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per share of common stock per day equivalent to $0.63 per annum based on a 365 day year. Our distributions are paid on a monthly basis as directed by our board of directors. Monthly cash distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they are admitted as stockholders. All distributions are recorded as a reduction of stockholders’ equity. From a tax perspective, 100.0%, 9.3% and 100.0% of the amounts distributed by us during the years ended December 31, 2014, 2013 and 2012, respectively, represented a return of capital, and 90.7% of our dividends represented ordinary income for the year ended December 31, 2013. On a per share basis, dividends of $0.63 and zero were a return of capital and ordinary income, respectively, for each of the years ended December 31, 2014 and 2012. Dividends of $0.06 and $0.57 were a return of capital and ordinary income, respectively, for the year ended December 31, 2013. Distributions that are a return of capital are deferred for the purpose of being subject to income tax. The amount of dividends payable to our common stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for dividends, financial condition, capital expenditure requirements, as applicable, and annual dividend requirements needed to qualify and maintain our status as a REIT under the Code. Operating cash flows are expected to increase as additional properties are acquired in our investment portfolio.

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

The following table reflects distributions declared and paid by quarter in respect of our common stock, including distributions related to unvested restricted shares, during the years ended December 31, 2014, 2013 and 2012 through February 28, 2015:

(In thousands)	Cash	DRIP	Total Distributions Paid
2015:
January and February	$130	$135	$265

2014:
1st Quarter	$173	$155	$328
2nd Quarter	187	171	358
3rd Quarter	195	190	385
4th Quarter	194	194	388
Total 2014	$749	$710	$1,459

2013:
1st Quarter	$104	$38	$142
2nd Quarter	123	75	198
3rd Quarter	158	108	266
4th Quarter	169	130	299
Total 2013	$554	$351	$905

2012:
1st Quarter	$12	$—	$12
2nd Quarter	77	2	79
3rd Quarter	110	5	115
4th Quarter	104	14	118
Total 2012	$303	$21	$324

We, our board of directors and our Advisor share a similar philosophy with respect to paying our dividends. The dividends should principally be derived from cash flows generated from real estate operations. In order to improve our operating cash flows and our ability to pay dividends from operating cash flows, our Advisor agreed to waive certain fees, including asset management and incentive fees. Our Advisor will determine if a portion or all of such fees will be waived in subsequent periods on a quarter-to-quarter basis. Base asset management fees and incentive fees waived during the years ended December 31, 2014, 2013 and 2012 were $0.2 million, $0.2 million and $0.1 million, respectively. The fees that were waived are not deferrals and accordingly, will not be paid. Because our Advisor waived certain fees that we owed, cash flow from operations that would have been used to pay such fees to our Advisor was available to pay dividends to our stockholders. See Note 10  — Related Party Transactions and Arrangements in the consolidated financial statements within this report for further information on fees paid to and forgiven by our Advisor.

Share Based Compensation Plans
Stock Option Plan
We have a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to our independent directors, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan.
Notwithstanding any other provisions of our Plan to the contrary, no stock option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code. The following table sets forth information regarding securities authorized for issuance under the Plan as of December 31, 2014 (in thousands):

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

The following table displays restricted share award activity:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded, December 31, 2011	9,000	$10.00
Granted	21,000	9.23
Forfeited	(9,000)	9.68
Awarded, December 31, 2012	21,000	9.36
Granted	12,000	10.07
Forfeited	(12,600)	9.47
Awarded, December 31, 2013	20,400	9.71
Granted	9,000	10.14
Forfeited	(5,400)	10.11
Awarded, December 31, 2014	24,000	$9.78

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	9,000	$10.00
Granted	21,000	9.23
Vested	(600)	10.00
Forfeited	(9,000)	9.68
Unvested, December 31, 2012	20,400	9.35
Granted	12,000	10.07
Vested	(3,600)	9.40
Forfeited	(12,600)	9.47
Unvested, December 31, 2013	16,200	9.77
Granted	9,000	10.14
Vested	(3,600)	9.73
Forfeited	(5,400)	10.11
Unvested, December 31, 2014	16,200	$9.81
Other Share-Based Compensation
We may issue common stock in lieu of cash to pay fees earned by our directors. There are no restrictions on such shares of common stock issued since these payments in lieu of cash relate to fees earned for services performed. There were zero, zero and 4,408 (with a value of $43,000) of such shares of common stock issued in lieu of cash during the years ended December 31, 2014, 2013 and 2012, respectively.
Recent Sale of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2014, 2013 or 2012.
Use of Proceeds from Sales of Registered Securities
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement. The Registration Statement also covered up to 25.0 million shares of common stock pursuant to the DRIP, under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2014, we have sold 2,493,286 shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $24.7 million, including shares issued under the DRIP. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering.

The following table reflects the offering costs associated with the issuance of common stock:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Selling commissions and dealer manager fees	$181	$603	$94
Other organization and offering costs	(5,825)	573	1,365
Total offering costs	$(5,644)	$1,176	$1,459
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. There were no such fees incurred during the year ended December 31, 2011 or for the period from September 10, 2010 (date of inception) to December 31, 2010. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Total commissions paid to the Dealer Manager	$181	$603	$94
Less:
Commissions to participating brokers	(63)	(372)	(46)
Reallowance to participating broker dealers	(18)	(49)	(6)
Net to the Dealer Manager	$100	$182	$42
The Company was responsible for offering and related costs from the ongoing offering, excluding commissions, dealer manager fees and platform fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap, excluding commissions, dealer manager fees and platform fees, as of the end of the offering are the Advisor’s responsibility. As of December 31, 2014, offering and related costs exceeded the cap by $6.4 million. As of December 31, 2014, the Company has recorded a receivable of $2.9 million from the Advisor for all previously paid cumulative offering costs above the cap and, in addition, the Advisor has forgiven $3.6 million in payables previously recorded by the Company.
We have used and expect to continue to use substantially all of the net proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of December 31, 2014, we have used $18.6 million of net proceeds from our IPO and $16.2 million of debt financing to purchase 14 properties with an aggregate purchase price of $34.8 million and paid acquisition fees and expenses of $0.9 million, including $0.6 million to our Advisor and its affiliates, and financing coordination fees of $0.4 million, none of which was paid to our Advisor and its affiliates.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our shares are currently not listed on a national securities exchange and we will not seek to list our stock. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a Share Repurchase Program (the “SRP”). The SRP began on April 1, 2012, the first day of the first calendar quarter after we began calculating NAV. Under the SRP, stockholders may request that we redeem all or any portion, subject to certain limitations, of their shares on any business day, if such repurchase does not impair our capital or operations.
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

Shares purchased under the SRP have the status of authorized but unissued shares. As of December 31, 2014, shares of common stock with an aggregate settlement value of $1.2 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity.
The following table summarizes the number of shares repurchased under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Year ended December 31, 2014	24	133,360	9.99
Cumulative repurchase requests as of December 31, 2014	27	178,032	$9.90
Item 6. Selected Financial Data
The following selected financial data as of and for the years ended December 31, 2014, 2013 and 2012, should be read in conjunction with the accompanying financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations” below:

	December 31,
Balance sheet data (in thousands)	2014	2013	2012	2011	2010
Total real estate investments, at cost	$35,164	$32,789	$27,434	$—	$—
Total assets	36,398	30,942	27,114	85	765
Mortgage notes payable	11,246	11,246	16,155	—	—
Notes payable	5,000	5,000	5,000	—	—
Total liabilities	18,516	20,010	24,964	2,283	567
Total stockholders’ equity (deficit)	16,636	9,884	1,722	(2,198)	198

	Year Ended December 31,
Operating data (in thousands, except share and per share data)	2014	2013	2012	2011	2010
Total revenues	$2,840	$2,364	$1,645	$—	$—
Total operating expenses	2,344	2,160	1,959	6	2
Operating income (loss)	496	204	(314)	(6)	(2)
Interest expense	(932)	(1,090)	(1,017)	—	—
Other income	1	1	1	—	—
Net loss	$(435)	$(885)	$(1,330)	$(6)	$(2)
Other data:
Cash flows provided by (used in) operations	$2,155	$1,154	$240	$(39)	$(2)
Cash flows used in investing activities	$(1,872)	$(5,355)	$(12,789)	$(20)	$—
Cash flows provided by financing activities	$364	$4,183	$12,745	$59	$2
Per share data:
Weighted-average number of common shares outstanding, basic and diluted	2,329,331	1,529,934	603,352	22,222	22,222
Net loss per common share - basic and diluted	$(0.19)	$(0.58)	$(2.20)	$(0.27)	$(0.09)

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
Overview
We were incorporated on September 10, 2010 as a Maryland corporation and we have elected and qualified to be taxed as a REIT for our taxable year ended December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for common stock varies daily and is based on net asset value (“NAV”) per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, we filed, a follow-on registration statement for the offering of our common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering.
On January 5, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of December 31, 2014, we had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $24.7 million.
We were formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of December 31, 2014, we own 14 commercial properties with an aggregate purchase price of $34.8 million, comprising 209,364 rentable square feet, which were 100% leased. As of December 31, 2014, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 97.8% of annualized rental income on a straight-line basis.
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
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as our property manager. Our Dealer Manager served as the dealer manager of the IPO. The Advisor and Property Manager are indirect wholly owned entities of, and the Dealer Manager, is under common control with, our Sponsor. These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.
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

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to: (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our offering exceed 1.5% of gross offering proceeds in the IPO. As a result, these costs are only our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of the IPO.
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
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including real estate valuations, prepared by independent valuation firms. We also consider information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.

Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values are amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values are amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
The assumed mortgage premiums or discounts are amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
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

Results of Operations
Comparison of the Year Ended December 31, 2014 to Year Ended December 31, 2013
Rental Income
Rental income increased $0.4 million to $2.7 million for the year ended December 31, 2014 compared to $2.3 million for the year ended December 31, 2013. The increase in rental income was driven by our acquisition of one property subsequent to December 31, 2013 for an aggregate purchase price of approximately $1.9 million and the collection of a full year of rental income on properties purchased in 2013. The annualized rental income per square foot of the properties at December 31, 2014 was $12.97 with a weighted average remaining lease term of 11.1 years. Cash same store rents on the eight properties held for the full period in each of the years ended December 31, 2014 and 2013 remained consistent at $2.2 million.
Operating Expense Reimbursements
Operating expense reimbursements increased to $0.2 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. The increase in operating expense reimbursements was mainly driven by our acquisition of one property subsequent to December 31, 2013. Same store operating expense reimbursements increased approximately $50,000 to $108,000 for the year ended December 31, 2014 from $58,000 for the year ended December 31, 2013.
Property Operating Expenses
Property operating expenses increased to $0.2 million for the year ended December 31, 2014 compared to $0.1 million for the year ended December 31, 2013. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses is mainly due to our acquisition of one property subsequent to December 31, 2013. Same store property operating expenses increased approximately $62,000 to $134,000 for the year ended December 31, 2014 compared to $72,000 for the year ended December 31, 2013.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs decreased by $0.1 million to $0.1 million for the year ended December 31, 2014 compared to $0.2 million for the year ended December 31, 2013. Acquisition and transaction related costs represent the costs related to the acquisition of properties. Acquisition costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition costs are based on a percentage of the base purchase price of acquired real estate investment, as such, the decrease in acquisition related costs was primarily a result of fewer real estate investment purchases in the year ended December 31, 2014 compared to the year ended December 31, 2013.
General and Administrative Expenses
General and administrative expenses remained consistent at $0.2 million for the year ended December 31, 2014 and 2013. General and administrative expenses primarily included insurance, board of directors fees, taxes, and the amortization of restricted stock. The Advisor elected to absorb approximately $0.5 million and $0.4 million of general and administrative expenses during the years ended December 31, 2014 and 2013, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $0.2 million to $1.9 million for the year ended December 31, 2014 compared to $1.7 million for the year ended December 31, 2013. The increase in depreciation and amortization expense was driven by our acquisition of one property subsequent to December 31, 2013 for an aggregate purchase price of $1.9 million. as well as a full year of expense for acquisitions in 2013.
Interest Expense
Interest expense decreased $0.2 million to $0.9 million for the year ended December 31, 2014 from $1.1 million for the year ended December 31, 2013. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and $5.0 million of debt, which bore interest at 8.0%. The decrease in interest expense is attributable to the repayment of $4.9 million of mortgage notes payable in 2013.
Comparison of the Year Ended December 31, 2013 to Year Ended December 31, 2012
Rental Income
Rental income increased $0.7 million to $2.3 million for the year ended December 31, 2013 compared to $1.6 million for the year ended December 31, 2012. The increase in rental income was driven by our acquisition of five properties during the year ended December 31, 2013 for an aggregate purchase price of approximately $5.4 million. The annualized rental income per square foot of the properties at December 31, 2013 was $12.70 with a weighted average remaining lease term of 12.5 years.

Operating Expense Reimbursements
Operating expense reimbursements increased to $83,000 for the year ended December 31, 2013 from $48,000 for the year ended December 31, 2012. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenant per their respective leases. Operating expense reimbursements were driven by our acquisition of five properties since December 31, 2012.
Property Operating Expenses
Property operating expenses increased to $98,000 for the year ended December 31, 2013 compared to $54,000 for the year ended December 31, 2012. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses are mainly due to our acquisition of five properties subsequent to December 31, 2012.
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
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $0.6 million to $1.7 million for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. The increase in depreciation and amortization expense was driven by our acquisition of five properties during the year ended December 31, 2013 for an aggregate purchase price of $5.4 million.
Interest Expense
Interest expense increased $0.1 million to $1.1 million for the year ended December 31, 2013 compared to $1.0 million for the year ended December 31, 2012. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and $5.0 million of debt, which bore interest at 8.0%.
Cash Flows for the Year Ended December 31, 2014
During the year ended December 31, 2014, net cash provided by operating activities was $2.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net loss adjusted for non-cash items of $1.6 million in the aggregate (net loss of $0.4 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs, accretion of below-market lease liability and share-based compensation of $2.0 million). Cash flows provided by operating activities during the year ended December 31, 2014 included $0.1 million of acquisition and transaction related costs. Cash provided by operating activities included an increase of $0.7 million in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other assets of $0.1 million.
Net cash used in investing activities of $1.9 million during the year ended December 31, 2014 primarily related to the acquisition of one property.
Net cash provided by financing activities of $0.4 million during the year ended December 31, 2014 related to proceeds from the issuance of common stock of $4.6 million. The inflow was partially offset by $1.6 million of offering costs, $1.3 million in common stock repurchases, $0.7 million in distributions to stockholders and an increase in net receivable from Advisor for reimbursement of offering costs by $0.5 million.

Cash Flows for the Year Ended December 31, 2013
During the year ended December 31, 2013, net cash provided by operating activities was $1.2 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net loss adjusted for non-cash items of $0.9 million in the aggregate (net loss of $0.9 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation of $1.8 million). Cash flows provided by operating activities during the year ended December 31, 2013 include $0.2 million of acquisition and transaction related costs. Cash provided by operating activities included an increase of $0.5 million in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other assets of $0.2 million.
Net cash used in investing activities of $5.4 million during the year ended December 31, 2013 related to the acquisition of five properties.
Net cash provided by financing activities of $4.2 million during the year ended December 31, 2013 related to proceeds from the issuance of common stock of $12.3 million. The inflow was partially offset by repayments of mortgage notes payable of $4.9 million, payments related to offering costs of $2.2 million, $0.4 million in payments to affiliates and $0.6 million in distributions to stockholders.
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
Liquidity and Capital Resources
Our principal demands for funds will continue to be for the payment of operating expenses, distributions to our stockholders , share redemption requests and for the payment of principal and interest on our outstanding indebtedness. Expenditures are expected to be met from cash flows from operations. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We have and expect to continue using debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our offering and once we have invested substantially all the proceeds of our offering, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of December 31, 2014, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 32.3%.

Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Year ended December 31, 2014	24	133,360	9.99
Cumulative repurchase requests as of December 31, 2014	27	178,032	$9.90
As of December 31, 2014, we had cash of approximately $0.8 million. We expect cash flows from operations to pay debt service, pay operating expenses and pay stockholder distributions.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate and asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may not be fully informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including operating revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future operating revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (“Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related fees and expenses, fair value adjustments of derivative financial instruments and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all our hedging agreements. In as much as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.
We believe that management’s use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisitions costs are funded from the proceeds of our Offering and other financing sources and not from operations. By excluding expensed acquisition-related costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure for an offering such as our offering where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The table below reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended				Year Ended
(In thousands)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Net loss (in accordance with GAAP)	$(122)	$(140)	$(89)	$(84)	$(435)
Depreciation and amortization	464	464	490	480	1,898
FFO	342	324	401	396	1,463
Acquisition and transaction related	—	50	—	6	56
Amortization of below-market lease liability	—	—	—	(20)	(20)
Straight-line rent	(15)	(14)	(15)	(15)	(59)
MFFO	$327	$360	$386	$367	$1,440
Distributions
On September 15, 2011, our board of directors authorized and we declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per share of common stock per day equivalent to $0.63 per annum based on a 365 day year. Our distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
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

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the periods presented:

	Three Months Ended								Year Ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014		December 31, 2014
(Dollar amounts in thousands)	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions
Distributions:
Distributions paid in cash	$170		$184		$193		$191		$738
Distributions reinvested	155		171		190		194		710
Distributions on unvested restricted stock	3		3		2		3		11
Total distributions	$328		$358		$385		$388		$1,459

Source of distribution coverage:
Common stock issued under the DRIP	$155	47.3%	$171	47.8%	$190	49.4%	$194	50.0%	$710	48.7%
Cash flows provided by operations (1)	173	52.7%	187	52.2%	195	50.6%	194	50.0%	749	51.3%
Total sources of distribution coverage	$328	100.0%	$358	100.0%	$385	100.0%	$388	100.0%	$1,459	100.0%

Cash flows provided by (used in) operations (GAAP basis) (1)	$468		$547		$676		$464		$2,155

Net loss (in accordance with GAAP)	$(122)		$(140)		$(89)		$(84)		$(435)
_______________
(1) Cash flows provided by operations for the year ended December 31, 2014 includes acquisition and transaction related expenses of approximately $0.1 million.
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP):

For the Period from September 10, 2010 (date of inception) to
(In thousands)	December 31, 2014
Distributions paid to:
Common stockholders in cash	$1,586
Common stockholders pursuant to DRIP	1,082
Total distributions paid	$2,668

Reconciliation of net loss:
Revenues	$6,849
Acquisition and transaction related	(906)
Depreciation and amortization	(4,685)
Operating expenses	(880)
Other non-operating expenses	(3,036)
Net loss (in accordance with GAAP) (1)	$(2,658)
Cash flows provided by operations	$3,508
FFO	$2,027
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Dilution
Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets less the net value of intangible assets, (2) minus total liabilities less the net value of intangible liabilities, (3) divided by the total number of shares of common stock and other units outstanding. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common and preferred stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with the sale of our common stock, including commissions, dealer manager fees and other offering costs. As of December 31, 2014, our net tangible book value per share was $5.97. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at December 31, 2014 was $10.19 per retail share and $9.94 per institutional share, which equals the NAV per share of such class of common stock at such date.
Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount that stockholders would receive per share if we were to liquidate at this time.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of December 31, 2014, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2014:

(In thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Principal payments due on mortgage notes payable	$11,246	$—	$11,246	$—	$—
Interest payments due on mortgage notes payable	1,060	464	596	—	—
Principal payments due on notes payable	5,000	5,000	—	—	—
Interest payments due on notes payable	89	89	—	—	—
	$17,395	$5,553	$11,842	$—	$—
Election as a REIT
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
Inflation
We may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties, which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.

Related-Party Transactions and Agreements
We have entered into agreements with entities under common control with our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock in our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 10  — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
As of December 31, 2014, our debt included fixed-rate secured mortgage financings and secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value of $16.2 million and fair value of $16.4 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2014 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $51,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $40,000.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of December 31, 2014, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of the fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office: 405 Park Avenue – 14th Floor, New York, NY 10022, Attention: Chief Financial Officer.
Additional information required by this Item is incorporated in our Proxy Statement to be filed within 120 days of December 31, 2014.
Item 11. Executive Compensation.
The information required by this Item is incorporated in our Proxy Statement to be filed within 120 days of December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated in our Proxy Statement to be filed within 120 days of December 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated in our Proxy Statement to be filed within 120 days of December 31, 2014.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated in our Proxy Statement to be filed within 120 days of December 31, 2014.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at page F-27 of this report:
Schedule III — Real Estate and Accumulated Depreciation
(b)    Exhibits
EXHIBITS INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1 (1)	Articles of Amendment and Restatement for the Company
3.2 (2)	Bylaws of the Company
4.1 (3)	Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P., dated August 15, 2011
4.2 (3)	First Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P.
4.3 (4)	Second Amendment to Agreement of Limited Partnership of American Realty Capital Operating Partnership II, L.P., dated December 28, 2012
10.1 (3)	Property Management and Leasing Agreement, among the Company, American Realty Capital Operating Partnership II, L.P. and American Realty Capital Properties II, LLC, dated August 15, 2011
10.2 (3)	Company’s Restricted Share Plan
10.3 (3)	Company’s Stock Option Plan
10.4 (5)	Valuation Services Agreement between the Company and Duff & Phelps LLC
10.5 (3)	Note given by ARCDV DGATNIL001, LLC, ARCDV FDWVLMS1, LLC, ARCDV FDGTRMS1, LLC and ARCDV FDKNSOK001, LLC to First Place Bank, dated as of January 31, 2012
10.6 (3)	Guaranty of American Realty Capital Operating Partnership II, L.P., dated as of January 31, 2012
10.7 (6)	Loan Agreement between ARC FECHLNY001, LLC and Capital One, National Association, dated March 20, 2012
10.8 (6)	Loan Agreement between the Company and CAMBR Company, Inc., dated March 21, 2012
10.9 (8)	Promissory Note (Mezzanine Loan), given by ARC FECHLNY001, LLC to Capital One, National Association, dated as of March 21, 2012
10.10 (6)	Promissory Note (Mortgage Loan), given by ARC FECHLNY001, LLC to Capital One, National Association, dated as of March 21, 2012
10.11 (6)	Guaranty of Recourse Obligations, made by American Realty Capital Operating Partnership II, L.P in favor of Capital One, National Association, dated as of March 21, 2012
10.12 (7)
Fourth Amended and Restated Investment Opportunity Allocation Agreement, dated April 4, 2013, by and among the Company, American Realty Capital Properties, Inc., American Realty Capital Trust IV, Inc. and American Realty Capital Trust V, Inc.

10.13 (8)	Amended and Restated Advisory Agreement, by and among the Company, American Realty Capital Operating Partnership II, L.P. and American Realty Capital Advisors II, LLC, dated July 15, 2013
10.14 *
Indemnification Agreement by and among the Company, Peter M. Budko, Robin A. Ferracone, Robert J. Froehlich, William M. Kahane, P. Sue Perotty, Nicholas Radesca, Nicholas S. Schorsch, Edward M. Weil, Jr., American Realty Capital Advisors II, LLC, AR Capital, LLC and RCS Capital Corporation, dated December 31, 2014

14.1 (4)	Code of Ethics
16.1 (9)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21.1 *	List of Subsidiaries
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

_________________________________

*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2012.

(2)	Filed as an exhibit to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11/A filed with the SEC on February 7, 2011.

(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 29, 2012.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 6, 2013.

(5)	Filed as an exhibit to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11/A filed with the SEC on August 4, 2011.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 13, 2013.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 14, 2013.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2015.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT
REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to the registrant’s securityholders. The registrant contemplates sending such materials subsequent to the filing of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2015.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
By:	/s/ WILLIAM M. KAHANE
WILLIAM M. KAHANE
CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ William M. Kahane	Chief Executive Officer, President and Chairman of the Board of Directors (and Principal Executive Officer)	March 31, 2015
William M. Kahane

/s/ Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (and Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
Nicholas Radesca

/s/ Dr. Robert J. Froehlich	Lead Independent Director, Audit Committee Chair	March 31, 2015
Dr. Robert J. Froehlich

/s/ Robin A. Ferracone	Independent Director	March 31, 2015
Robin A. Ferracone

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital Daily Net Asset Value Trust, Inc.

We have audited the accompanying consolidated balance sheet of American Realty Capital Daily Net Asset Value Trust, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, statement of equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Daily Net Asset Value Trust, Inc. and subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ CROWE HORWATH LLP
New York, New York
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
American Realty Capital Daily Net Asset Value Trust, Inc.

We have audited the accompanying consolidated balance sheets of American Realty Capital Daily Net Asset Value Trust, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012 (not presented herein) and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under 15(a). These financial statements and the financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Realty Capital Daily Net Asset Value Trust, Inc. and subsidiaries as of December 31, 2013, and 2012 (not presented herein) and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
New York, New York
March 14, 2014

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31,
	2014	2013
ASSETS
Real estate investments, at cost:
Land	$3,072	$2,559
Buildings, fixtures and improvements	27,959	26,372
Acquired intangible lease assets	4,133	3,858
Total real estate investments, at cost	35,164	32,789
Less accumulated depreciation and amortization	(4,685)	(2,787)
Total real estate investments, net	30,479	30,002
Cash	825	178
Restricted cash	151	151
Receivable from affiliate	4,439	—
Prepaid expenses and other assets	367	410
Deferred financing costs, net	137	201
Total assets	$36,398	$30,942

LIABILITIES AND EQUITY
Mortgage notes payable	$11,246	$11,246
Note payable	5,000	5,000
Below-market lease liability	374	—
Derivatives, at fair value	140	189
Accounts payable and accrued expenses	1,486	3,319
Deferred rent and other liabilities	137	143
Distributions payable	133	113
Total liabilities	18,516	20,010

Temporary equity:
Redeemable common stock	1,246	1,048

Permanent equity:
Stockholders’ equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,493,286 and 2,103,344 shares issued and outstanding at December 31, 2014 and 2013, respectively	25	21
Additional paid-in capital	22,229	13,616
Accumulated other comprehensive loss	(140)	(189)
Accumulated deficit	(5,478)	(3,564)
Total stockholders’ equity	16,636	9,884
Total liabilities and equity	$36,398	$30,942

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$2,668	$2,281	$1,597
Operating expense reimbursements	172	83	48
Total revenues	2,840	2,364	1,645
Operating expenses:
Property operating	205	98	54
Acquisition and transaction related	56	195	655
General and administrative	185	215	115
Depreciation and amortization	1,898	1,652	1,135
Total operating expenses	2,344	2,160	1,959
Operating income (loss)	496	204	(314)
Other income (expense):
Interest expense	(932)	(1,090)	(1,017)
Other income	1	1	1
Total other expense	(931)	(1,089)	(1,016)
Net loss	(435)	(885)	(1,330)

Other comprehensive income (loss):
Change in unrealized gain (loss) on derivative	49	171	(360)
Comprehensive loss	$(386)	$(714)	$(1,690)

Basic and diluted weighted average shares outstanding	2,329,331	1,529,934	603,352
Basic and diluted net loss per share	$(0.19)	$(0.58)	$(2.20)

The accompanying notes are an integral part of these statements.

5

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Redeemable Common Stock
Balance, December 31, 2011	31,222	$—	$(2,190)	$—	$(8)	$(2,198)	$—
Issuance of common stock	883,726	9	8,181	—	—	8,190	—
Redeemable common stock	—	—	(428)	—	—	(428)	428
Common stock offering costs, commissions and dealer manager fees	—	—	(1,459)	—	—	(1,459)	—
Common stock issued through distribution reinvestment plan	2,178	—	21	—	—	21	—
Common stock repurchases	(41,652)	—	(400)	—	—	(400)	—
Share-based compensation	16,408	—	63	—	—	63	—
Distributions declared	—	—	—	—	(377)	(377)	—
Net loss	—	—	—	—	(1,330)	(1,330)	—
Other comprehensive loss	—	—	—	(360)	—	(360)	—
Balance, December 31, 2012	891,882	9	3,788	(360)	(1,715)	1,722	428
Issuance of common stock	1,179,967	12	12,314	—	—	12,326	—
Redeemable common stock	—	—	(620)	—	—	(620)	620
Common stock offering costs, commissions and dealer manager fees	—	—	(2,217)	—	—	(2,217)	—
Common stock issued through distribution reinvestment plan	35,115	—	351	—	—	351	—
Common stock repurchases	(3,020)	—	(30)	—	—	(30)	—
Share-based compensation	(600)	—	30	—	—	30	—
Distributions declared	—	—	—	—	(964)	(964)	—
Net loss	—	—	—	—	(885)	(885)	—
Other comprehensive income	—	—	—	171	—	171	—
Balance, December 31, 2013	2,103,344	21	$13,616	(189)	(3,564)	9,884	1,048
Issuance of common stock	448,946	4	4,577	—	—	4,581	—
Redeemable common stock	—	—	(198)	—	—	(198)	198
Common stock offering costs, commissions and dealer manager fees	—	—	(1,611)	—	—	(1,611)	—
Reimbursement of common stock offering costs from Advisor	—	—	6,428	—	—	6,428	—
Common stock issued through distribution reinvestment plan	70,756	1	709	—	—	710	—
Common stock repurchases	(133,360)	(1)	(1,331)	—	—	(1,332)	—
Share-based compensation	3,600	—	39	—	—	39	—
Distributions declared	—	—	—	—	(1,479)	(1,479)	—
Net loss	—	—	—	—	(435)	(435)	—
Other comprehensive income	—	—	—	49	—	49	—
Balance, December 31, 2014	2,493,286	$25	$22,229	$(140)	$(5,478)	$16,636	$1,246

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(435)	$(885)	$(1,330)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,594	1,406	970
Amortization of intangibles	304	246	165
Amortization of deferred financing costs	64	131	126
Accretion of below-market lease liability	(20)	—	—
Share-based compensation	39	30	63
Changes in assets and liabilities:
Prepaid expenses and other assets	(66)	(245)	(62)
Accounts payable and accrued expenses	681	451	185
Deferred rent and other liabilities	(6)	20	123
Net cash provided by operating activities	2,155	1,154	240
Cash flows from investing activities:
Investment in real estate and other assets	(1,872)	(5,355)	(12,809)
Deposits for real estate acquisitions	—	—	20
Net cash used in investing activities	(1,872)	(5,355)	(12,789)
Cash flows from financing activities:
Proceeds from note payable	—	—	5,000
Proceeds from mortgage notes payable	—	—	1,530
Repayments of mortgage notes payable	—	(4,909)	—
Payments of deferred financing costs	—	—	(458)
Proceeds from issuance of common stock	4,581	12,299	8,180
Common stock repurchases	(1,332)	—	(400)
Payments of offering costs and fees related to stock issuance	(1,611)	(2,217)	(1,442)
Distributions paid	(749)	(554)	(303)
Advances from (to) affiliate	(525)	(435)	788
Restricted cash	—	(1)	(150)
Net cash provided by financing activities	364	4,183	12,745
Net change in cash	647	(18)	196
Cash, beginning of period	178	196	—
Cash, end of period	$825	$178	$196

Supplemental Disclosures:
Cash paid for interest	$795	$1,033	$795
Cash paid for income taxes	$5	$1	$6

Non-cash Investing and Financing Activities:
Mortgage notes payable used to acquire investments in real estate	$—	$—	$14,625
Accrued offering costs	$—	$1,851	$1,419
Receivable from affiliate for offering costs	$6,428	$—	$—
Common stock issued through distribution reinvestment plan	$710	$351	$21
The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on September 10, 2010, is a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2013. On August 15, 2011, the Company commenced its initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately 156.6 million shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company’s common stock varies daily and is based on the Company’s net asset value (“NAV”) per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, the Company filed, a follow-on registration statement for the offering of the Company’s common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and the Company will not seek to raise any additional capital through a follow-on offering.
As of December 31, 2014, the Company had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO of $24.7 million, including shares issued under the DRIP.
The Company was formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of December 31, 2014, the Company owned 14 properties with an aggregate purchase price of $34.8 million, comprising 0.2 million rentable square feet, which were 100% leased.
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
The Company has no direct employees. The Company has retained American Realty Capital Advisors II, LLC (the “Advisor”) to manage its affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) served as the dealer manager of the IPO. The Advisor and Property Manager are indirect wholly owned entities of, and the Dealer Manager, is under common control with, the Company’s sponsor, AR Capital, LLC (the “Sponsor”). These related parties receive compensation and fees for services related to the IPO and the investment and management of the Company’s assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.

8

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
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
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive loss. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, the Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may include the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests are recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and the Company’s estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts are recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts are recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including real estate valuations, prepared by independent valuation firms. The Company also considers information and other factors including: market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e.: location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Acquired intangible assets and least liabilities consist of the following as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible lease assets:
In-place leases	$4,133	$715	$3,418	$3,858	$411	$3,447
Intangible liabilities:
Below-market leases	$394	$20	$374	$—	$—	$—
Depreciation and Amortization
The Company is required to make subjective assessments as to the useful lives of the components of the Company’s real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments have a direct impact on the Company’s net income because if the Company were to shorten the expected useful lives of the Company’s real estate investments, the Company would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases.
The following table provides the weighted-average amortization and accretion periods as of December 31, 2014 for intangible assets and lease liabilities and the projected amortization expense and adjustments to revenues for the next five years:

(Dollar amounts in thousands)	Weighted-Average Amortization Period	2015	2016	2017	2018	2019
In-place leases	10.4 years	$318	$318	$318	$318	$318

Below-market lease liability	9.5 years	$39	$39	$39	$39	$39
For the years ended December 31, 2014, 2013 and 2012, amortization of in-place leases of $0.3 million, $0.2 million and $0.2 million, respectively, is included in depreciation and amortization on the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2014, accretion of below-market lease liability of approximately $20,000 is included in rental income on the consolidated statements of operations and comprehensive loss. No accretion of below-market lease liability was recognized in rental income for the years ended December 31, 2013 and 2012.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Cash
The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (the “FDIC”) up to an insurance limit. At December 31, 2014 and 2013, the Company had deposits of $0.8 million and $0.2 million, respectively, all of which were insured by the FDIC.
Restricted Cash
Restricted cash consists of a tenant security deposit as of December 31, 2014 and 2013.
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
As of December 31, 2014 and 2013, the Company had $0.1 million and $0.2 million, respectively, of deferred costs, net, which consisted of deferred financing costs.
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
December 31, 2014

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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s IPO. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs included in stockholders’ equity at December 31, 2014 and 2013 totaled $7.7 million, less $6.4 million assumed by the Advisor for a net balance of $1.3 million, and $6.1 million, respectively, and include all expenses incurred by the Company in connection with its IPO as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, dealer manager fees and platform fees) incurred by the Company in its offering exceed 1.5% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 11.5% of the gross proceeds determined at the end of offering (See Note 10  — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards is included in general and administrative expenses and is recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, effective with the taxable year ended December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes all of its REIT taxable income to its stockholders and complies with various other requirements applicable to it as a REIT. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and properties, as well as federal income and excise taxes on its undistributed income.
From a tax perspective, 100.0%, or $0.63 per share per annum, of the amounts distributed during the year ended December 31, 2014 represented a return of capital. Of the amounts distributed during the year ended December 31, 2013, 9.3%, or $0.06 per share per annum, and 90.7%, or $0.57 per share per annum, represented a return of capital and ordinary income, respectively.
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
December 31, 2014

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
In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company has elected to adopt the provisions of this guidance effective December 31, 2014, as early application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 3 — Real Estate Investments
During the year ended December 31, 2014, the Company acquired 100% interest in one property from an unaffiliated seller, consistent with its investment objectives. The Company funded the purchase price of the property with funds from the sale of its common stock. The following table presents the allocation of the assets acquired and liabilities assumed during the years ended December 31, 2014, 2013 and 2012, respectively. The allocation for the year ended December 31, 2014 includes an allocation of assets which was the result of a purchase price adjustment for a property acquired in December 2013 in accordance with the purchase and sale agreement.

	Year Ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Real estate investments, at cost:
Land	$513	$776	$1,783
Buildings, fixtures and improvements	1,587	3,865	22,507
Total tangible assets	2,100	4,641	24,290
Acquired intangibles:
In-place leases	275	714	3,144
Below-market lease liability	(393)	—	—
Total assets acquired	1,982	5,355	27,434
Deposits paid in prior year	(110)	—	(20)
Mortgage notes payable used to acquire real estate investments	—	—	(14,625)
Cash paid for acquired real estate investments	$1,872	$5,355	$12,789
Number of properties purchased	1	5	8
The following table presents unaudited pro forma information as if the acquisitions during the year ended December 31, 2014, had been consummated on January 1, 2013. Additionally, the unaudited pro forma net loss was adjusted to reclassify acquisition and transaction related expenses of approximately $0.1 million from the year ended December 31, 2014 to the year ended December 31, 2013.

	Year Ended December 31,
(In thousands)	2014 (1)	2013
Pro forma revenues	$2,888	$2,501
Pro forma net income (loss)	$(330)	$(839)
_____________________
(1) For the year ended December 31, 2014, aggregate revenues and net loss derived from the Company’s 2014 acquisitions (for the Company’s period of ownership) were $0.1 million and $0.1 million, respectively.
The following table presents future minimum base rental cash payments due to the Company subsequent to December 31, 2014. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
2015	$2,659
2016	2,660
2017	2,709
2018	2,715
2019	2,716
Thereafter	16,844
$30,303

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties.

	December 31,
Tenant	2014	2013
FedEx	61.5%	64.6%
Dollar General	12.4%	13.1%
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

	December 31,
State	2014	2013
New York	55.9%	59.0%
Note 4 — Mortgage Notes Payable
The Company’s mortgage notes payable consist of the following:

(Dollar amounts in thousands)	Encumbered Properties (1)	Outstanding Loan Amount	Weighted Average Effective Interest Rate (2)(3)	Weighted Average Maturity (3)
December 31, 2014	5	$11,246	4.12%	2.20
December 31, 2013	5	$11,246	4.12%	3.21
_____________________
(1) Carrying amount for these properties as of December 31, 2014 and 2013, respectively, was $19.4 million and $20.7 million.
(2) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(3) Total calculated on a weighted average basis for all mortgages outstanding at December 31, 2014 and 2013, respectively.

The following table summarizes the scheduled aggregate principal payments subsequent to December 31, 2014:

(In thousands)	Future Principal Payments
2015	$—
2016	—
2017	11,246
2018	—
2019	—
Thereafter	—
$11,246
The Company’s sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of December 31, 2014, the Company was in compliance with covenants under the loan agreements.
During the year ended December 31, 2013, the Company repaid $4.9 million of mortgage notes payable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 5 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an entity affiliated with a principal stockholder. The note payable bears interest at a fixed rate of 8.0% per annum and was originally scheduled to mature on March 20, 2013. The note payable had two options for one-year extensions, which were both exercised. The note was subsequently amended to include two additional options for one-year extensions of which one has been exercised. The note is scheduled to mature on March 20, 2016. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan. The exit fee was accrued as interest expense over the initial one-year term of the note payable.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
December 31, 2014

The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
December 31, 2014
Interest rate swap	$—	$140	$—	$140
December 31, 2013
Interest rate swap	$—	$189	$—	$189
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2014 or 2013.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2013
Mortgage notes payable	3	$11,246	$11,364	$11,246	$11,246
Note payable	3	$5,000	$5,085	$5,000	$5,000
The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2014 and 2013, derivatives were used to hedge the variable cash flows associated with variable-rate debt. The Company did not use derivative instruments during the year ended December 31, 2012. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap as of December 31, 2014	1	$9,716
Interest rate swap as of December 31, 2013	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets:

		December 31,
(In thousands)	Balance Sheet Location	2014	2013
Derivatives designated as hedging instruments:
Interest rate swap	Derivatives, at fair value	$140	$189
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Amount of gan (loss) recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(83)	$43	$(454)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(132)	$(128)	$(94)
Amount of gain (loss) recognized in income on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$—
The Company had no derivative assets. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivative liabilities:

	Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014	$140	$—	$140	$—	$—	$140
December 31, 2013	$189	$—	$189	$—	$—	$189
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2014, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of December 31, 2014, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at December 31, 2014.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income:

AOCI Component (in thousands)	Amount Reclassified from AOCI			Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Year Ended December 31,
	2014	2013	2012
Designated derivatives, fair value adjustment	$49	$171	$(360)	Interest expense
Note 8 — Common Stock
The following table details the Company’s shares of common stock outstanding, excluding shares of unvested restricted stock, and NAV per share:

	December 31,
	2014			2013
Class of common stock	Number		NAV per share	Number		NAV per share
Retail	1,173,028		$10.19	1,061,931		$10.11
Institutional	1,304,058		$9.94	1,025,213		$9.94
Total	2,477,086	(1)		2,087,144	(1)
_____________________
(1) Excluding 16,200 at December 31, 2014 and 2013 of unvested restricted shares of common stock issued to independent directors under the restricted share plan.
On September 15, 2011, the Company’s board of directors authorized and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per share of common stock per day equivalent to $0.63 per annum based on a 365 day year. The Company’s distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
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
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from temporary equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of December 31, 2014, aggregate shares of common stock with a settlement value of $1.0 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table summarizes the number of shares repurchased under the SRP cumulatively through December 31, 2014:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2013	3	44,672	$9.63
Year ended December 31, 2014	24	133,360	9.99
Cumulative repurchase requests as of December 31, 2014	27	178,032	$9.90
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the years ended December 31, 2014, 2013 and 2012, 70,756, 35,115 and 2,178 shares of common stock with a value of $0.7 million, $0.4 million and $21,127, respectively, and a par value of $0.01, were issued under the DRIP.
Note 9 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the Company.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 10  — Related Party Transactions and Arrangements
As of December 31, 2014 and December 31, 2013, the Sponsor and an entity controlled by the Sponsor owned 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of December 31, 2014 and 2013, the Company had a receivable from affiliated entities of $4.4 million primarily related to receivables for reimbursement of offering costs and expense reimbursements, and payable to affiliated entities of $1.2 million, which is recorded in accounts payable, respectively, primarily related to payables for offering costs.
Fees Paid in Connection with the IPO
On February 5, 2015, the Company announced that the IPO would close on February 11, 2015 in accordance with its terms and that the Company would not raise additional capital.
The Dealer Manager received fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager received a selling commission of up to 7.0% of the per share purchase price of retail shares before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager received up to 3.0% of the gross proceeds from the sale of retail shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may have reallowed its dealer-manager fee to such participating broker-dealers. A participating broker dealer may have elected to receive a fee equal to 7.5% of the gross proceeds from the sale of retail shares (not including selling commissions and dealer manager fees) by participating broker dealers, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee was reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).
For the institutional shares, the Dealer Manager received an asset-based platform fee, which is a deferred distribution fee that compensated the Dealer Manager and participating broker-dealers for services in connection with the distribution of the institutional shares, that was payable monthly in arrears and was deducted from the daily NAV on the institutional shares in an amount equal to (a) the number of shares of our common stock outstanding each day during such month, excluding shares issued under the DRIP, multiplied by (b) 1/365th of 0.70% of the NAV on the institutional shares during such day. The Dealer Manager may have reallowed a portion of this fee to participating broker dealers.
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager . All offering costs incurred by the Company or its affiliates on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheets. The Company was responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor’s responsibility. As of December 31, 2014, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.4 million. The Advisor had elected to cap cumulative offering costs incurred by the Company, net of unpaid amounts, to 15% of gross common stock proceeds during the offering period. As of December 31, 2014, cumulative offering costs were $7.7 million. As of December 31, 2014, the Company has recorded a receivable of $2.9 million from the Advisor for all previously paid cumulative offering costs above the 1.5% cap and, in addition, the Advisor has forgiven $3.6 million in payables previously recorded by the Company.
No selling commission or dealer manager fees from the Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the years ended December 31, 2014, 2013 and 2012, as well as the related payables as of December 31, 2014 and 2013:

	Year Ended December 31,			Payable/(Receivable) as of December 31,
(In thousands)	2014	2013	2012	2014	2013
Selling commissions and dealer manager fees	$181	$603	$94	$1	$6
Other organization and offering costs (1)	(5,825)	573	578	(4,057)	1,793
Total offering costs	$(5,644)	$1,176	$672	$(4,056)	$1,799
_____________________________
(1) Cumulative offering cost exceeding the 1.5% cap of $6.4 million are the responsibility of the Advisor. The Company has recorded a receivable of $2.9 million and the Advisor has forgiven a previously recorded payable of $3.6 million.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The table below reflects the cumulative organization and offering costs net of commissions and dealer manager fees, the 1.5% of gross offering proceeds cap, the Advisor’s responsibility for offering costs and the net receivable recorded from the Advisor as of December 31, 2014:

(In thousands)
Cumulative offering costs	$7,686
less: Cumulative commissions, dealer manager fees and platform fees	(878)
Cumulative offering costs, excluding commissions, dealer manager fees and platform fees	6,808
1.5% cap for Company responsibility of offering costs	(380)
Advisor’s responsibility of offering costs	6,428
less: Payable to Advisor for offering costs	(3,568)
Net receivable from Advisor	$2,860
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
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during years ended December 31, 2014, 2013 or 2012. There were no oversight fees incurred during the years ended December 31, 2014, 2013 or 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table reflects related party fees incurred and forgiven.

	Year Ended December 31,						Payable as of
(In thousands)	2014		2013		2012		December 31,
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	2014	2013
One-time fees:
Acquisition fees and related cost reimbursements	$28	$—	$88	$—	$454	$—	$—	$—
Other expense reimbursements	—	—	—	—	20	—	—	—
Ongoing fees:
Asset management fees (1)	234	234	153	153	58	58	—	—
Transfer agent fees	285	—	248	—	—	—	97	53
Oversight fees	—	—	—	—	—	16	—	—
Total related party operation fees and reimbursements	$547	$234	$489	$153	$532	$74	$97	$53
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets and (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There were zero, zero and $20,000 of reimbursements incurred from the Advisor for providing services during the years ended December 31, 2014, 2013 and 2012, respectively.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the years ended December 31, 2014, 2013 or 2012.
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
The Advisor elected to absorb $0.5 million, $0.4 million and $0.4 million of general and administrative expenses during each of the years ended December 31, 2014, 2013 and 2012, respectively. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
The Advisor may at any time discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the years ended December 31, 2014, 2013 or 2012.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the years ended December 31, 2014, 2013 or 2012.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15%, payable in the form of a promissory note, of the amount by which the market value of the Company’s issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the years ended December 31, 2014, 2013 or 2012.
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
As a result of these relationships, the Company is dependent upon the Advisor, its affiliates and entities under common control. If these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of December 31, 2014 and 2013, no stock options were issued under the Plan.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following tables display restricted share award activity:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
Awarded December 31, 2011	9,000	$10.00
Granted	21,000	9.23
Forfeited	(9,000)	9.68
Awarded December 31, 2012	21,000	9.36
Granted	12,000	10.07
Forfeited	(12,600)	9.47
Awarded December 31, 2013	20,400	9.71
Granted	9,000	10.14
Forfeited	(5,400)	10.11
Awarded December 31, 2014	24,000	$9.78

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
Unvested, December 31, 2011	9,000	$10.00
Granted	21,000	9.23
Vested	(600)	10.00
Forfeited	(9,000)	9.68
Unvested, December 31, 2012	20,400	9.35
Granted	12,000	10.07
Vested	(3,600)	9.40
Forfeited	(12,600)	9.47
Unvested, December 31, 2013	16,200	9.77
Granted	9,000	10.14
Vested	(3,600)	9.73
Forfeited	(5,400)	10.11
Unvested, December 31, 2014	16,200	$9.81
The fair value of the shares, which is based on the NAV of the Company’s common stock on the grant date, is expensed on a straight-line basis over the service period of five years. Adjusted for the timing of board members’ resignations and admissions, compensation expense related to restricted stock was approximately $39,000, $30,000 and $20,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the Company had $0.1 million of unrecognized compensation cost related to nonvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 3.6 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors. There are no restrictions on such shares of common stock issued since these payments in lieu of cash relate to fees earned for services performed. There were zero, zero, 4,408 (with a value of $43,000) of such shares of common stock issued in lieu of cash during the years ended December 31, 2014, 2013 and 2012, respectively.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 13 — Net Loss Per Share
The following is a summary of the basic and diluted net loss per share computation:

	Year Ended December 31,
	2014	2013	2012
Net loss (in thousands)	$(435)	$(885)	$(1,330)
Basic and diluted weighted average shares of common stock outstanding	2,329,331	1,529,934	603,352
Basic and diluted net loss per share	$(0.19)	$(0.58)	$(2.20)

As of December 31, 2014, 2013 and 2012, the Company had approximately 16,200 shares, 16,200 shares and 20,400 shares, respectively, of unvested restricted stock outstanding, and 222 OP units, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14 — Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information:

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Rental revenue (in thousands)	$665	$670	$730	$775
Net loss (in thousands)	$(122)	$(140)	$(89)	$(84)
Weighted average shares outstanding	2,121,490	2,313,668	2,413,801	2,463,679
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.04)	$(0.04)

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Rental revenue (in thousands)	$560	$579	$597	$628
Net loss (in thousands)	$(293)	$(199)	$(185)	$(208)
Weighted average shares outstanding	1,011,067	1,375,038	1,746,211	1,974,457
Basic and diluted net loss per share	$(0.29)	$(0.14)	$(0.11)	$(0.11)

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Rental revenue (in thousands)	$106	$482	$518	$539
Net income (loss) (in thousands)	$(502)	$(285)	$(216)	$(327)
Weighted average shares outstanding	243,701	672,790	698,939	794,825
Basic and diluted net loss per share	$(2.06)	$(0.42)	$(0.31)	$(0.41)

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Stock
As of February 28, 2015, the Company had 2.6 million shares of common stock outstanding. Total gross proceeds, net of repurchases, from these issuances were $25.3 million, including shares issued under the DRIP. As of February 28, 2015, the aggregate value of all share issuances was $25.6 million based on a per share equal to the sum of the NAV for each class of common stock, divided by the number of shares of that class outstanding.
Total capital raised to date, net of repurchases, including shares issued under the DRIP is as follows:

Source of Capital (in thousands)	Inception to December 31, 2014	January 1, 2015 to February 28, 2015	Total
Common stock	$24,662	$674	$25,336
Status of the Offering
On January 29, 2015, the Company’s board of directors made the determination to allow its IPO to terminate in accordance with its terms. Accordingly, the Company’s IPO terminated on February 11, 2015 and the Company will not seek to raise any additional capital through a follow-on offering.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
December 31, 2014
(Dollar amounts in thousands)

					Initial Costs
Property	City	State	Encumbrances at December 31, 2014		Land	Building, Fixtures and Improvements	Costs capitalized subsequent to Acquisition	Gross Amount Carried at December 31, 2014 (1)(2)	Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Gloster	MS	$—	(4)	$61	$550	$—	$611	$(90)	1/31/2012	2011
Family Dollar	Woodville	MS	—	(4)	62	561	—	623	(94)	1/5/2012	2011
Dollar General	Alorton	IL	—	(4)	41	782	—	823	(132)	1/5/2012	2011
Family Dollar II	Kansas	OK	—	(4)	127	721	—	848	(118)	1/31/2012	2011
FedEx	Chili	NY	9,716		882	16,749	—	17,631	(2,810)	3/21/2012	2011
Circle K	Phoenix	AZ	—		368	1,473	—	1,841	(221)	5/4/2012	1987
Dollar General II	Carlisle	IA	—		151	853	—	1,004	(104)	10/23/12	2012
Dollar General III	Temple	TX	—		91	817	—	908	(92)	12/31/12	2012
Dollar General IV	Converse	TX	—		137	777	—	914	(76)	3/27/2013	2013
O'Reilly Auto	Slidell	LA	—		171	685	—	856	(54)	7/19/2013	2006
Advance Auto	New Castle	IN	—		62	555	—	617	(39)	9/30/2013	1999
DaVita Dialysis	Sturgeon Bay	WI	—		45	405	—	450	(24)	10/15/2013	2012
FedEx II	Evanston	WY	—		382	1,527	—	1,909	(92)	12/30/2013	2013
Goodyear Tire	Clayton	NC	—		492	1,504	—	1,996	(24)	6/26/2014	2005
Multi-tenant mortgage			1,530	(4)
			$11,246		$3,072	$27,959	$—	$31,031	$(3,970)
 ___________________________________

(1)	Acquired intangible lease assets allocated to individual properties in the amount of $4.1 million are not reflected in the table above.

(2)	The tax basis of aggregate land, building, fixtures and improvements as of December 31, 2014 is $29.8 million.

(3)	The accumulated depreciation column excludes $0.7 million of amortization associated with acquired intangible lease assets.

(4)	These properties collateralize a $1.5 million mortgage note payable outstanding as of December 31, 2014.

(5)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements and five years for fixtures and improvements.
Below is a summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012:

	December 31,
(In thousands)	2014	2013	2012
Real estate investments, at cost:
Balance at beginning of year	$28,931	$24,290	$—
Additions - Acquisitions	2,100	4,641	24,290
Balance at end of the year	$31,031	$28,931	$24,290

Accumulated depreciation:
Balance at beginning of year	$2,376	$970	$—
Depreciation expense	1,594	1,406	970
Balance at end of the year	$3,970	$2,376	$970