Form 10-Q
period 2015-03-31
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2015-05-14
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

On April 30, 2015, the registrant had 1,185,064 shares of retail common stock and 1,358,721 shares of institutional common stock outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$3,072	$3,072
Buildings, fixtures and improvements	27,959	27,959
Acquired intangible lease assets	4,133	4,133
Total real estate investments, at cost	35,164	35,164
Less accumulated depreciation and amortization	(5,169)	(4,685)
Total real estate investments, net	29,995	30,479
Cash	1,174	825
Restricted cash	151	151
Receivable from affiliate	4,963	4,439
Prepaid expenses and other assets	371	367
Deferred financing costs, net	122	137
Total assets	$36,776	$36,398

LIABILITIES AND EQUITY
Mortgage notes payable	$11,246	$11,246
Note payable	5,000	5,000
Below-market lease liability	364	374
Derivatives, at fair value	158	140
Accounts payable and accrued expenses	1,766	1,486
Deferred rent and other liabilities	142	137
Distributions payable	136	133
Total liabilities	18,812	18,516

Temporary equity:
Redeemable common stock	1,276	1,246
Permanent equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,550,587 and 2,493,286 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	26	25
Additional paid-in capital	22,760	22,229
Accumulated other comprehensive loss	(158)	(140)
Accumulated deficit	(5,940)	(5,478)
Total stockholders' equity	16,688	16,636
Total liabilities and equity	$36,776	$36,398

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$689	$643
Operating expense reimbursements	44	22
Total revenues	733	665
Operating expenses:
Property operating	48	25
General and administrative	39	69
Depreciation and amortization	484	464
Total operating expenses	571	558
Operating income	162	107
Other income (expense):
Interest expense	(230)	(229)
Net loss	(68)	(122)

Other comprehensive income (loss):
Changes in unrealized gain (loss) on derivative	(18)	10
Comprehensive loss	$(86)	$(112)

Basic and diluted weighted average shares outstanding	2,519,827	2,121,490
Basic and diluted net loss per share	$(0.03)	$(0.06)

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except for share data)
(Unaudited)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Redeemable Common Stock
Balance, December 31, 2014	2,493,286	$25	$22,229	$(140)	$(5,478)	$16,636	$1,246
Issuance of common stock	67,830	1	690	—	—	691	—
Redeemable common stock	—	—	(30)	—	—	(30)	30
Common stock offering costs, commissions and dealer manager fees	—	—	(153)	—	—	(153)	—
Reimbursement of common stock offering costs from Advisor	—	—	120	—	—	120	—
Common stock issued through dividend reinvestment plan	19,774	—	199	—	—	199	—
Common stock repurchases	(30,303)	—	(305)	—	—	(305)	—
Share-based compensation	—	—	10	—	—	10	—
Distributions declared	—	—	—	—	(394)	(394)	—
Net loss	—	—	—	—	(68)	(68)	—
Other comprehensive loss	—	—	—	(18)	—	(18)	—
Balance, March 31, 2015	2,550,587	$26	$22,760	$(158)	$(5,940)	$16,688	$1,276

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(68)	$(122)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	404	391
Amortization of intangibles	80	73
Amortization of deferred financing costs	15	16
Accretion of below-market lease liability	(10)	—
Share-based compensation	10	9
Changes in assets and liabilities:
Prepaid expenses and other assets	(4)	32
Accounts payable and accrued expenses	280	81
Deferred rent and other liabilities	5	(12)
Net cash provided by operating activities	712	468
Cash flows from financing activities:
Proceeds from issuance of common stock	691	1,098
Common stock repurchases	(305)	(163)
Payments of offering costs and fees related to stock issuance	(153)	(259)
Distributions paid	(192)	(172)
Increase in receivable from affiliate	(404)	(166)
Net cash (used in) provided by financing activities	(363)	338
Net change in cash	349	806
Cash, beginning of period	825	178
Cash, end of period	$1,174	$984

Supplemental Disclosures
Cash paid for interest	$214	$214
Cash paid for income taxes	$22	$4

Non-cash Investing and Financing Activities:
Accrued offering costs	$—	$1,941
Receivable from affiliate for offering costs	$120	$—
Common stock issued through distribution reinvestment plan	$199	$155

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on September 10, 2010, is a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2013. On August 15, 2011, the Company commenced its initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately 156.6 million shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (as amended, the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company’s common stock varies daily and is based on the Company’s net asset value (“NAV”) per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, the Company filed, a follow-on registration statement for the offering of the Company’s common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and the Company will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, the Company filed a registration statement on Form S-3D (File No. 333-203731) with the SEC under the Securities Act that covers up to 84,000 shares of common stock pursuant to an amended and restated distribution reinvestment plan (the “A&R DRIP”). On May 6, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
As of March 31, 2015, the Company had 2.6 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $25.3 million, including shares issued under the DRIP.
The Company was formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of March 31, 2015, the Company owned 14 properties with an aggregate purchase price of $34.8 million, comprising 0.2 million rentable square feet, which were 100% leased.
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
The Company has no direct employees. The Company has retained American Realty Capital Advisors II, LLC (the “Advisor”) to manage its affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) served as the dealer manager of the IPO. The Advisor and Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common control with, the Company’s sponsor, AR Capital, LLC (the “Sponsor”). These related parties receive compensation and fees for services related to the IPO and the investment and management of the Company’s assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2015 other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In April 2015, the FASB proposed a one-year delay of the revised guidance, although entities will be allowed to early adopt the guidance as of the original effective date. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
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
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. As of March 31, 2015, the adoption of this guidance would reduce total assets by $0.1 million and would reduce mortgage notes payable by $0.1 million. There would be no effect on net loss or cash flows.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In May 2015, the FASB amended the categorization of investments measured at NAV with redemption dates in the future within the fair value hierarchy. The amendments remove the requirements (i) to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share method, and (ii) to make certain disclosures for investments that are eligible to be measured using the NAV per share method. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, and the entity should apply the amendments retrospectively to all periods presented. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of the new guidance.
Note 3 — Real Estate Investments
The following table presents future minimum base rental cash payments due to the Company subsequent to March 31, 2015.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
April 1, 2015 - December 31, 2015	$1,994
2016	2,660
2017	2,709
2018	2,715
2019	2,716
Thereafter	16,837
$29,631
The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties.

	March 31,
Tenant	2015	2014
FedEx	61.5%	64.6%
Dollar General	12.4%	13.1%
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

	March 31,
State	2015	2014
New York	55.9%	59.0%

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 4 — Mortgage Notes Payable
The Company's mortgage notes payable consist of the following:

(Dollar amounts in thousands)	Encumbered Properties (1)	Outstanding Loan Amount	Weighted Average Effective Interest Rate (2)(3)	Weighted Average Maturity (3)
March 31, 2015	5	$11,246	4.12%	1.96
December 31, 2014	5	$11,246	4.12%	2.20
_____________________
(1) Carrying amount for these properties as of March 31, 2015 and December 31, 2014, respectively, was $19.0 million and $19.4 million.
(2) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(3) Total calculated on a weighted average basis for all mortgages outstanding at March 31, 2015 and December 31, 2014.
The following table summarizes the scheduled aggregate principal payments subsequent to March 31, 2015:

(In thousands)	Future Principal Payments
2015	$—
2016	—
2017	11,246
2018	—
2019	—
Thereafter	—
$11,246
The Company's sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of March 31, 2015, the Company was in compliance with the covenants under the loan agreements.
Note 5 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an entity affiliated with a principal stockholder. The note payable bears interest at a fixed rate of 8.0% per annum and was originally scheduled to mature on March 20, 2013. The note payable had two options for one-year extensions, which were both exercised. The note was subsequently amended to include two additional options for one-year extensions, one of which has been exercised. The note is now scheduled to mature on March 20, 2016. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan. The exit fee was accrued as interest expense over the initial one-year term of the note payable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
March 31, 2015
Interest rate swap	$—	$158	$—	$158
December 31, 2014
Interest rate swap	$—	$140	$—	$140
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$11,246	$11,268	$11,246	$11,364
Note payable	3	$5,000	$5,380	$5,000	$5,085
The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis based on the Company's experience with similar types of borrowing arrangements.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
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

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap as of March 31, 2015	1	$9,716
Interest rate swap as of December 31, 2014	1	$9,716

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets:

(In thousands)	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap	Derivatives, at fair value	$158	$140
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges. There were no gains or losses from ineffective amounts excluded from effectiveness testing.

	Three Months Ended March 31,
(In thousands)	2015	2014
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(50)	$(22)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(32)	$(32)
The Company had no derivative assets. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative liabilities:

	Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015	$158	$—	$158	$—	$—	$158
December 31, 2014	$140	$—	$140	$—	$—	$140
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at March 31, 2015.
Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income:

AOCI Component (in thousands)	Amount Reclassified from AOCI		Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended March 31,
	2015	2014
Designated derivatives, fair value adjustment	$(18)	$32	Interest expense

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 8 — Common Stock
The following table details the Company's shares of common stock outstanding, excluding shares of unvested restricted stock, and NAV per share:

	March 31, 2015			December 31, 2014
Class of common stock	Number		NAV per share	Number		NAV per share
Retail	1,179,521		$10.21	1,173,028		$10.19
Institutional	1,354,866		$9.94	1,304,058		$9.94
Total	2,534,387	(1)		2,477,086	(1)
_____________________
(1) Excluding 16,200 at March 31, 2015 and December 31, 2014 of unvested restricted shares of common stock issued to independent directors under the restricted share plan.
On September 15, 2011, the Company's board of directors authorized, and the Company declared, a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per share of common stock per day equivalent to $0.63 per annum based on a 365 day year. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured.
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
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from temporary equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. As of March 31, 2015, aggregate shares of common stock with a settlement value of $1.3 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity.
The following table summarizes the number of shares repurchased under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Three months ended March 31, 2015	8	30,303	10.07
Cumulative repurchases as of March 31, 2015	35	208,335	$9.93

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the A&R DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. Prior to the termination of our IPO, pursuant to the DRIP, stockholders could elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP or the A&R DRIP. Participants purchasing shares pursuant to the DRIP or the A&R DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the IPO. The board of directors may designate that certain cash or other distributions be excluded from the DRIP or the A&R DRIP. The Company has the right to amend any aspect of the A&R DRIP or terminate the A&R DRIP with ten days’ notice to participants. Shares issued under the DRIP and the A&R DRIP are recorded to equity in the accompanying consolidated balance sheets in the period distributions are declared. During the three months ended March 31, 2015 and 2014, 19,774 and 15,494 shares of common stock with a value of $0.2 million, respectively, and a par value of $0.01, were issued under the DRIP.
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
March 31, 2015
(Unaudited)

Note 10 — Related Party Transactions and Arrangements
As of March 31, 2015 and December 31, 2014, the Sponsor and an entity under common control with the Sponsor owned 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets. As of March 31, 2015 and December 31, 2014, the Company had a receivable from affiliated entities of $5.0 million and $4.4 million, respectively, primarily related to receivables for reimbursement of offering costs and expense reimbursements.
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
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliates on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheets. The Company was responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor’s responsibility. As of March 31, 2015, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.5 million. As of March 31, 2015, cumulative offering costs were $7.8 million. As of March 31, 2015, the Company has recorded a receivable of $3.0 million from the Advisor for all previously paid cumulative offering costs above the 1.5% cap and, in addition, the Advisor has forgiven $3.6 million in payables previously recorded by the Company.
No selling commission or dealer manager fees from the Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the three months ended March 31, 2015 and 2014, as well as the related payables as of March 31, 2015 and December 31, 2014:

	Three Months Ended March 31,		Payable as of
(In thousands)	2015	2014	March 31, 2015	December 31, 2014
Selling commissions and dealer manager fees	$23	$37	$—	$1
Other organization and offering costs (1)	(137)	105	(4,177)	(4,057)
Total offering costs	$(114)	$142	$(4,177)	$(4,056)
_____________________________
(1) Cumulative offering costs exceeding the 1.5% cap of $6.5 million are the responsibility of the Advisor. The Company has recorded a receivable of $3.0 million and the Advisor has forgiven a previously recorded payable of $3.6 million.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The table below reflects the cumulative organization and offering costs net of commissions and dealer manager fees, the 1.5% of gross offering proceeds cap, the Advisor’s responsibility for offering costs and the net receivable recorded from the Advisor as of March 31, 2015:

(In thousands)
Cumulative offering costs	$7,839
less: Cumulative commissions, dealer manager fees and platform fees	(901)
Cumulative offering costs, excluding commissions, dealer manager fees and platform fees	6,938
1.5% cap for Company responsibility of offering costs	(390)
Advisor’s responsibility for offering costs	6,548
less: Payable to Advisor for offering costs	(3,568)
Net receivable from Advisor	$2,980
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses (“insourced expenses”). Such insourced expenses will initially be fixed at, and may not exceed, 0.5% of the contract purchase price of each acquired property and 0.5% of the amount advanced for a loan or other investment. Additionally, the Company pays third party acquisition expenses. Once the proceeds from the IPO have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the contract purchase price and the amount advanced for a loan or other investment for all the assets acquired. In no event will the total of all acquisition fees and acquisition expenses with respect to a particular investment exceed 4.5% of the contract purchase price or 4.5% of the amount advanced for a loan or other investment. Acquisition fees are recorded in acquisition and transaction related expenses in the consolidated statement of operations.
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
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during the three months ended March 31, 2015 and 2014. There have been no oversight fees incurred during the three months ended March 31, 2015 and 2014.
The following table reflects related party fees incurred and forgiven.

	Three Months Ended March 31,				Payable as of
(In thousands)	2015		2014		March 31, 2015	December 31, 2014
	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Other expense reimbursements	$107	$—	$—	$—	$90	$—
Ongoing fees:
Asset management fees (1)	21	21	53	53	—	—
Transfer agent fees	68	—	65	—	172	97
Total related party operation fees and reimbursements	$196	$21	$118	$53	$262	$97
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. There were no reimbursements incurred from the Advisor for providing services during the three months ended March 31, 2015 or 2014.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three months ended March 31, 2015 or 2014.
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
The Advisor elected to absorb $0.4 million and $0.2 million of general and administrative expenses during the three months ended March 31, 2015 and 2014, respectively. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
The Advisor may at any time discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.
Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the three months ended March 31, 2015 or 2014.
If the Company is not simultaneously listed on an exchange, the Company will pay a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors, plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three months ended March 31, 2015 or 2014.
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15% of the amount by which the market value of the Company’s issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors, which amount would be evidenced by a non-interest bearing promissory note. The Company cannot assure that it will provide this 6% return but the Advisor will not be entitled to the subordinated incentive listing fee unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the three months ended March 31, 2015 or 2014.
Neither the Advisor nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Plan. As of March 31, 2015 and December 31, 2014, no stock options were issued under the Plan.
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
The following tables display restricted share award activity during the three months ended March 31, 2015:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2014	24,000	$9.78
Granted	—	—
Forfeited	—	—
March 31, 2015	24,000	$9.78

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2014	16,200	$9.81
Granted	—	—
Vested	—	—
Forfeited	—	—
March 31, 2015	16,200	$9.81

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The fair value of the shares, which is based on the NAV of the Company’s common stock on the grant date, is expensed on a straight-line basis over the service period of five years. Adjusted for the timing of board members’ resignations and admissions, compensation expense related to restricted stock was approximately $10,000 and $9,000 for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP. That cost is expected to be recognized over a weighted average period of 3.3 years.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company’s directors. There are no restrictions on such shares of common stock issued since these payments in lieu of cash relate to fees earned for services performed. There were no such shares of common stock issued in lieu of cash during the three months ended March 31, 2015 and 2014.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation:

	Three Months Ended March 31,
	2015	2014
Net loss (in thousands)	$(68)	$(122)
Basic and diluted weighted average shares of common stock outstanding	2,519,827	2,121,490
Basic and diluted net loss per share	$(0.03)	$(0.06)

As of March 31, 2015 and 2014, the Company had approximately 16,200 shares of unvested restricted stock outstanding, and 222 OP units, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements.

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

•	We only owned 14 properties as of March 31, 2015, which exposes us to risks due to a lack of tenant and geographic diversity.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

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

Overview
We were incorporated on September 10, 2010 as a Maryland corporation and we have elected and qualified to be taxed as a REIT for our taxable year ended December 31, 2013. On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. The per share purchase price for common stock varies daily and is based on net asset value (“NAV”) per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, we filed, a follow-on registration statement for the offering of our common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, we filed a registration statement on Form S-3D (File No. 333-203731) with the SEC under the Securities Act that covers up to 84,000 shares of our common stock pursuant to an amended and restated dividend reinvestment plan (the “A&R DRIP”). On May 6, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares under the Registration Statement.
On January 5, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of March 31, 2015, we had 2.6 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $25.3 million.
We were formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of March 31, 2015, we owned 14 properties with an aggregate purchase price of $34.8 million, comprising 0.2 million rentable square feet, which were 100% leased. As of March 31, 2015, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 97.8% of annualized rental income on a straight-line basis.
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
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as our property manager. Our Dealer Manager served as the dealer manager of the IPO. The Advisor and Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common control with, our Sponsor. These related parties receive compensation and fees for services related to the IPO and the investment and management of our assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.
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

Results of Operations
Our portfolio of real estate investment properties is comprised of the following 14 properties, which were all 100% leased as of March 31, 2015 (dollar amounts in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income on a Straight-Line Basis (2)	Base Purchase Price (3)	Annualized Rental Income (2) per Square Foot
Family Dollar	Jan. 2012	2	16,000	6.7	$138	$1,453	$8.63
Dollar General	Jan. 2012	1	9,013	11.7	83	975	9.21
Family Dollar II	Jan. 2012	1	8,320	6.3	90	991	10.82
FedEx	Mar. 2012	1	111,865	11.8	1,518	19,740	13.57
Circle K	May 2012	1	3,050	9.1	157	2,045	51.48
Dollar General II	Oct. 2012	1	9,002	12.5	90	1,170	10.00
Dollar General III	Dec. 2012	1	9,014	12.7	81	1,060	8.99
Dollar General IV	Mar. 2013	1	9,026	13.1	83	1,074	9.20
O'Reilly Auto	Jul. 2013	1	6,800	11.8	75	972	11.03
Advance Auto	Sep. 2013	1	7,000	8.8	53	715	7.57
Davita Dialysis	Oct. 2013	1	5,934	8.9	59	609	9.94
FedEx II	Dec. 2013	1	7,392	8.6	152	2,095	20.56
Goodyear Tire	Jun. 2014	1	6,948	9.3	137	1,872	19.72
		14	209,364	10.9	$2,716	$34,771	$12.97
_____________________

(1)	Remaining lease term in years as of March 31, 2015, calculated on a weighted-average basis.

(2)	Annualized rental income on a straight-line basis is rental income on a straight-line basis as of March 31, 2015, which includes the effect of tenant concessions such as free rent, as applicable.

(3)	Contract purchase price, excluding acquisition related costs.

Comparison of the Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
Rental Income
Rental income increased $0.1 million to $0.7 million for the three months ended March 31, 2015 from $0.6 million for the three months ended March 31, 2014 mainly due to our acquisition of one property since March 31, 2014. Same store cash rent on the thirteen properties held for the full period in both of the three months ended March 31, 2015 and 2014 remained consistent at $0.6 million. The annualized rental income per square foot of the properties at March 31, 2015 and 2014 was $12.97 and $12.70, respectively, with a weighted average remaining lease term of 10.9 years as of March 31, 2015.
Operating Expense Reimbursements
Operating expense reimbursements increased to $44,000 for the three months ended March 31, 2015 compared to $22,000 for the three months ended March 31, 2014. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenants per their respective leases. The increase in operating expense reimbursements was mainly driven by our acquisition of one property since March 31, 2014. Same store operating expense reimbursements increased approximately $16,000 to $38,000 for the three months ended March 31, 2015 from $22,000 for the three months ended March 31, 2014.
Property Operating Expenses
Property expenses increased to $48,000 for the three months ended March 31, 2015 compared to $25,000 for the three months ended March 31, 2014. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses is mainly due to our acquisition of one property subsequent to March 31, 2014. Same store property operating expenses increased approximately $17,000 to $42,000 for the three months ended March 31, 2015 from $25,000 for the three months ended March 31, 2014 mainly related to increases in real estate taxes.

General and Administrative Expenses
General and administrative expenses decreased by approximately $30,000 to $39,000 for the three months ended March 31, 2015 compared to $69,000 for the three months ended March 31, 2014. General and administrative expenses primarily included insurance, board of directors fees, taxes and the amortization of restricted stock. The Advisor elected to absorb approximately $0.4 million and $0.2 million of general and administrative expenses during the three months ended March 31, 2015 and 2014, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense remained consistent at $0.5 million for the three months ended March 31, 2015 and 2014. Same store depreciation and amortization expense also remained consistent at approximately $0.5 million for the three months ended March 31, 2015 and 2014.
Interest Expense
Interest expense remained consistent at $0.2 million for the three months ended March 31, 2015 and 2014. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and a $5.0 million note payable, which bore interest at 8.0%.
Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, net cash provided by operating activities was $0.7 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net loss adjusted for non-cash items of $0.4 million in the aggregate (net loss of $0.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation of $0.5 million). Cash flows provided by operating activities during the three months ended March 31, 2015 included an increase of $0.3 million in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other assets of $4,000.
There was no net cash used in investing activities during the three months ended March 31, 2015 since there were no real estate acquisitions.
Net cash used in financing activities of $0.4 million during the three months ended March 31, 2015 related to proceeds from the issuance of common stock of $0.7 million. The inflow was partially offset by $0.2 million of offering costs, $0.3 million in common stock repurchases and $0.2 million in distributions to stockholders and an increase in net receivable from Advisor for reimbursement of offering costs by $0.4 million.
Cash Flows for the Three Months Ended March 31, 2014
During the three months ended March 31, 2014, net cash provided by operating activities was $0.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net income adjusted for non-cash items of $0.4 million in the aggregate (net loss of $0.1 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $0.5 million). Cash flows provided by operating activities during the three months ended March 31, 2014 included an increase of $0.1 million in accounts payable and accrued expenses.
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

Liquidity and Capital Resources
Our principal demands for funds will continue to be for the payment of operating expenses, distributions to our stockholders, share redemption requests and for the payment of principal and interest on our outstanding indebtedness. Expenditures are expected to be met from cash flows from operations. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We have and expect to continue using debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to up to 50% of the aggregate fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, calculated after the close of our offering and once we have invested substantially all the proceeds of our offering, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2015, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 32.3%.
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Three months ended March 31, 2015	8	30,303	10.07
Cumulative repurchases of March 31, 2015	35	208,335	$9.93
As of March 31, 2015, we had cash of approximately $1.2 million. We expect cash flows from operations to pay debt service, pay operating expenses and pay stockholder distributions.
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
The table below reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net loss (in accordance with GAAP)	$(68)	$(122)
Depreciation and amortization	484	464
FFO	416	342
Amortization of below-market lease liability	(10)	—
Straight-line rent	(14)	(15)
MFFO	$392	$327
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

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period presented:

	Three Months Ended
	March 31, 2015
(Dollar amounts in thousands)	Dividends	Percentage of Distributions
Distributions:
Distributions paid in cash	$192
Distributions reinvested	199
Total distributions	$391

Source of distribution coverage:
Common stock issued under the DRIP	$199	50.9%
Cash flows provided by operations	192	49.1%
Total sources of distribution coverage	$391	100.0%

Cash flows provided by operations (GAAP basis)	$712

Net loss (in accordance with GAAP)	$(68)
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP):

For the Period from September 10, 2010 (date of inception) to
(In thousands)	March 31, 2015
Distributions paid:
Common stockholders in cash	$1,778
Common stockholders pursuant to DRIP	1,281
Total distributions paid	$3,059

Reconciliation of net loss:
Revenues	$7,582
Acquisition and transaction related	(906)
Depreciation and amortization	(5,169)
Operating expenses	(967)
Other non-operating expenses	(3,266)
Net loss (in accordance with GAAP) (1)	$(2,726)
Cash flows provided by operations	$4,220
FFO	$2,443
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
For the three months ended March 31, 2015, cash flows provided by operations covered 49.1% of our distributions, calculated in accordance with GAAP. 50.9% of our distributions were reinvested in shares of our common stock issued pursuant to our DRIP. To the extent we pay distributions in excess of cash flows provided by operations, your investment may be adversely impacted. Since inception, our cumulative distributions have exceeded our cumulative FFO. See “Risk Factors — Distributions paid from sources other than our cash flows from operations, particularly from proceeds of our IPO, will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders' overall return.”

Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of March 31, 2015, we were in compliance with the debt covenants under our loan agreements.
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
Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2015:

		April 1, 2015 - December 31, 2015
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal payments due on mortgage notes payable	$11,246	$—	$11,246	$—	$—
Interest payments due on mortgage notes payable	946	350	596	—	—
Principal payments due on notes payable	5,000	—	5,000	—	—
Interest payments due on notes payable	400	300	100	—	—
	$17,592	$650	$16,942	$—	$—
Election as a REIT
We qualified to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
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
As of March 31, 2015, our debt included fixed-rate secured mortgage financings and secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value of $16.2 million and a fair value of $16.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $86,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $48,000.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of March 31, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously discussed in the Annual Report on Form 10-K for the year ended December 31, 2014, as amended and supplemented from time to time, except as set forth below:
Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments and may dilute your interests in us, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect their overall return.
Our cash flows provided by operations was approximately $0.7 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we paid distributions of approximately $0.4 million, of which approximately $0.2 million, or 49.1%, was funded from cash flows from operations and $0.2 million, or 50.9%, was reinvested in shares of our common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2015.
On August 15, 2011, we commenced our IPO on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to the Registration Statement. The Registration Statement also covered up to 25.0 million shares of common stock pursuant to the DRIP, under which common stock holders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2015, we have sold 2,550,587 shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $25.3 million, including shares issued under the DRIP. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, we filed a registration statement on Form S-3D that covers up to 84,000 shares of our common stock pursuant to an amended and restated dividend reinvestment plan. On May 6, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares under the Registration Statement.

The following table reflects the offering costs associated with the issuance of common stock:

Three Months Ended
(Amounts in thousands)	March 31, 2015
Selling commissions and dealer manager fees	$23
Other organization and offering costs	(137)
Total offering costs	$(114)
The Dealer Manager reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Three Months Ended
(Amounts in thousands)	March 31, 2015
Total commissions incurred from the Dealer Manager	$23
Less:
Commissions to participating brokers	(9)
Reallowance to participating broker dealers	(2)
Net to the Dealer Manager	$12
We were responsible for offering and related costs from the ongoing offering, excluding commissions, dealer manager fees and platform fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap, excluding commissions, dealer manager fees and platform fees, as of the end of the offering are the Advisor’s responsibility. As of March 31, 2015, offering and related costs exceeded the cap by $6.5 million. As of March 31, 2015, the Company has recorded a receivable of $3.0 million from the Advisor for all previously paid cumulative offering costs above the cap and, in addition, the Advisor has forgiven $3.6 million in payables previously recorded by the Company.
We have used substantially all of the net proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we have used $18.6 million of net proceeds from our IPO and $16.2 million of debt financing to purchase 14 properties with an aggregate purchase price of $34.8 million and paid acquisition fees and expenses of $0.9 million, including $0.6 million to our Advisor and its affiliates, and financing coordination fees of $0.4 million, none of which was paid to our Advisor and its affiliates.
Share Repurchase Program
Our board of directors has adopted a Share Repurchase Program (“SRP”) that enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such repurchase.
The following table summarizes the number of shares repurchased under the SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Three months ended March 31, 2015	8	30,303	10.07
Cumulative repurchases as of March 31, 2015	35	208,335	$9.93
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
William M. Kahane
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: May 14, 2015

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
*    Filed herewith.