Form 10-Q
period 2015-06-30
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2015-08-12
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

On July 31, 2015, the registrant had 1,180,331 shares of retail common stock and 1,354,072 shares of institutional common stock outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Part I — Financial Information
Item 1. Financial Statements

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Real estate investments, at cost:
Land	$3,072	$3,072
Buildings, fixtures and improvements	27,959	27,959
Acquired intangible lease assets	4,133	4,133
Total real estate investments, at cost	35,164	35,164
Less accumulated depreciation and amortization	(5,653)	(4,685)
Total real estate investments, net	29,511	30,479
Cash	3,379	825
Restricted cash	151	151
Receivable from affiliate	955	4,439
Prepaid expenses and other assets	308	367
Deferred financing costs, net	106	137
Total assets	$34,410	$36,398

LIABILITIES AND EQUITY
Mortgage notes payable	$11,246	$11,246
Note payable	5,000	5,000
Below-market lease liability	354	374
Derivatives, at fair value	138	140
Accounts payable and accrued expenses	601	1,486
Deferred rent and other liabilities	136	137
Distributions payable	131	133
Total liabilities	17,606	18,516

Temporary equity:
Redeemable common stock	1,263	1,246
Permanent equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,522,028 and 2,493,286 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	26	25
Additional paid-in capital	22,492	22,229
Accumulated other comprehensive loss	(138)	(140)
Accumulated deficit	(6,839)	(5,478)
Total stockholders' equity	15,541	16,636
Total liabilities and equity	$34,410	$36,398

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$689	$644	$1,378	$1,287
Operating expense reimbursements	50	26	94	48
Total revenues	739	670	1,472	1,335
Operating expenses:
Property operating	62	33	110	58
Acquisition and transaction related	—	50	—	50
General and administrative	460	30	499	99
Depreciation and amortization	484	464	968	928
Total operating expenses	1,006	577	1,577	1,135
Operating income	(267)	93	(105)	200
Other income (expense):
Interest expense	(233)	(234)	(463)	(463)
Other income	1	1	1	1
Total other expense	(232)	(233)	(462)	(462)
Net loss	(499)	(140)	(567)	(262)

Other comprehensive income (loss):
Changes in unrealized gain (loss) on derivative	20	(14)	2	(4)
Comprehensive loss	$(479)	$(154)	$(565)	$(266)

Basic and diluted weighted average shares outstanding	2,528,822	2,313,668	2,524,350	2,218,110
Basic and diluted net loss per share	$(0.20)	$(0.06)	$(0.22)	$(0.12)
Distributions per share	$0.157	$0.157	$0.312	$0.312

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except for share data)
(Unaudited)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Redeemable Common Stock
Balance, December 31, 2014	2,493,286	$25	$22,229	$(140)	$(5,478)	$16,636	$1,246
Issuance of common stock	67,830	1	690	—	—	691	—
Redeemable common stock	—	—	(17)	—	—	(17)	17
Common stock offering costs, commissions and dealer manager fees	—	—	(146)	—	—	(146)	—
Reimbursement of common stock offering costs from Advisor	—	—	113	—	—	113	—
Common stock issued through dividend reinvestment plan	40,608	—	407	—	—	407	—
Common stock repurchases	(79,696)	—	(805)	—	—	(805)	—
Share-based compensation	—	—	21	—	—	21	—
Distributions declared	—	—	—	—	(794)	(794)	—
Net loss	—	—	—	—	(567)	(567)	—
Other comprehensive loss	—	—	—	2	—	2	—
Balance, June 30, 2015	2,522,028	$26	$22,492	$(138)	$(6,839)	$15,541	$1,263

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(567)	$(262)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	809	783
Amortization of intangibles	159	145
Amortization of deferred financing costs	31	31
Accretion of below-market lease liability	(20)	—
Share-based compensation	21	18
Changes in assets and liabilities:
Prepaid expenses and other assets	59	41
Accounts payable and accrued expenses	(1,040)	273
Deferred rent and other liabilities	(1)	(14)
Net cash (used in) provided by operating activities	(549)	1,015
Cash flows from investing activities:
Investment in real estate and other assets	—	(1,872)
Net cash used in investing activities	—	(1,872)
Cash flows from financing activities:
Proceeds from issuance of common stock	691	3,163
Common stock repurchases	(650)	(370)
Payments of offering costs and fees related to stock issuance	(146)	(622)
Distributions paid	(389)	(359)
Decrease (increase) in receivable from affiliate	3,597	(325)
Net cash provided by financing activities	3,103	1,487
Net change in cash	2,554	630
Cash, beginning of period	825	178
Cash, end of period	$3,379	$808

Supplemental Disclosures
Cash paid for interest	$434	$434
Cash paid for income taxes	$24	$4

Non-cash Investing and Financing Activities:
Accrued offering costs	$—	$2,099
Receivable from affiliate for offering costs	$113	$—
Common stock issued through distribution reinvestment plan	$407	$326

The accompanying notes are an integral part of these statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on September 10, 2010, is a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2013. On August 15, 2011, the Company commenced its initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately 156.6 million shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (as amended, the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may have elected to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company’s common stock varies daily and is based on the Company’s net asset value (“NAV”) per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, the Company filed, a follow-on registration statement for the offering of the Company’s common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and the Company will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, the Company filed a registration statement on Form S-3D (File No. 333-203731) with the SEC under the Securities Act that covers up to 84,000 shares of common stock pursuant to an amended and restated distribution reinvestment plan (the “A&R DRIP”). On May 6, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
On July 30, 2015, the board of directors of the Company approved a Plan of Liquidation (the “Plan”) to sell all or substantially all of the assets of the Company and its operating partnership, American Realty Capital Operating Partnership II, L.P, a Delaware partnership (the “OP”) and to liquidate and dissolve the Company and the OP. Implementation of the Plan is contingent upon stockholder approval.
On July 30, 2015, in anticipation of the implementation of the Plan, the board of directors of the Company suspended the monthly distributions and the DRIP (subject to any notice requirements contained therein), effective July 31, 2015. The final payment of distributions occurred on August 3, 2015 with respect to distributions payable for July. On the same day, the board of directors also terminated the Company’s Share Repurchase Program (“SRP”), Employee and Director Incentive Restricted Share Plan (the “RSP”), and the 2011 Stock Option Plan.
On August 5, 2015, the Company filed a proxy statement with the SEC in connection with the Special Meeting of Stockholders scheduled for September 1, 2015 to seek stockholder approval of the Plan.
As of June 30, 2015, the Company had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $25.1 million, including shares issued under the DRIP.
The Company was formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first properties and commenced active operations in January 2012. As of June 30, 2015, the Company owned 14 properties with an aggregate purchase price of $34.8 million, comprising 0.2 million rentable square feet, which were 100% leased.
Substantially all of the Company’s business is conducted through the OP. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). American Realty Capital Trust II Special Limited Partner, LLC (the “Special Limited Partner”) is a limited partner and holds 222 units of limited partner interest in the OP, which represents a nominal percentage of the aggregate OP ownership. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of the Company’s common stock, in accordance with the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2015 other than the updates described below.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance allows entities to apply either a full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date of December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
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
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has elected to adopt the provisions of this revised guidance effective June 30, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. As of June 30, 2015, the adoption of this guidance would reduce total assets by $0.1 million and would reduce mortgage notes payable by $0.1 million. There would be no effect on net loss or cash flows.
Note 3 — Real Estate Investments
During the six months ended June 30, 2014, the Company acquired a 100% interest in one property from an unaffiliated seller, consistent with its investment objectives. The Company funded the purchase price of the property with funds from the sale of its common stock. There were no assets acquired or liabilities assumed during the three and six months ended June 30, 2015. The following table presents the allocation of the assets acquired and liabilities assumed during the three and six months ended June 30, 2014:

	Three Months Ended	Six Months Ended
(Dollar amounts in thousands)	June 30, 2014	June 30, 2014
Real estate investments, at cost:
Land	$492	$492
Buildings, fixtures and improvements	1,503	1,503
Total tangible assets	1,995	1,995
Acquired intangibles:
In-place leases	270	270
Below-market lease liability	(393)	(393)
Total assets acquired for cash	$1,872	$1,872
Number of properties purchased	1	1

The following table presents future minimum base rental cash payments due to the Company subsequent to June 30, 2015.  These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items.

(In thousands)	Future Minimum Base Rent Payments
July 1, 2015 - December 31, 2015	$1,330
2016	2,660
2017	2,709
2018	2,715
2019	2,716
Thereafter	16,837
$28,967

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table lists the tenants of the Company whose annualized rental income on a straight-line basis represented greater than 10% of total annualized rental income on a straight-line basis for all portfolio properties.

	June 30,
Tenant	2015	2014
FedEx	61.5%	61.4%
Dollar General	12.4%	12.4%
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

	June 30,
State	2015	2014
New York	55.9%	56.0%
Note 4 — Mortgage Notes Payable
The Company's mortgage notes payable consist of the following:

(Dollar amounts in thousands)	Encumbered Properties (1)	Outstanding Loan Amount	Weighted Average Effective Interest Rate (2)(3)	Weighted Average Maturity (3)
June 30, 2015	5	$11,246	4.12%	1.71
December 31, 2014	5	$11,246	4.12%	2.20
_____________________
(1) Carrying amount for these properties as of June 30, 2015 and December 31, 2014, respectively, was $18.7 million and $19.4 million.
(2) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(3) Total calculated on a weighted average basis for all mortgages outstanding at June 30, 2015 and December 31, 2014.
The following table summarizes the scheduled aggregate principal payments subsequent to June 30, 2015:

(In thousands)	Future Principal Payments
2015	$—
2016	—
2017	11,246
2018	—
2019	—
Thereafter	—
$11,246
The Company's sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of June 30, 2015, the Company was in compliance with the covenants under the loan agreements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
June 30, 2015
(Unaudited)

The following table presents information about the Company’s liabilities (including derivatives that are presented net) measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those instruments fall.

(In thousands)	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
June 30, 2015
Interest rate swap	$—	$138	$—	$138
December 31, 2014
Interest rate swap	$—	$140	$—	$140
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015 or 2014.
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

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$11,246	$11,218	$11,246	$11,364
Note payable	3	$5,000	$5,284	$5,000	$5,085
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap as of June 30, 2015	1	$9,716
Interest rate swap as of December 31, 2014	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets:

(In thousands)	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swap	Derivatives, at fair value	$138	$140
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges. There were no gains or losses from ineffective amounts excluded from effectiveness testing.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$(13)	$(47)	$(63)	$(69)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$(33)	$(33)	$(65)	$(65)
The Company had no derivative assets. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative liabilities:

	Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2015	$138	$—	$138	$—	$—	$138
December 31, 2014	$140	$—	$140	$—	$—	$140
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.2 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at June 30, 2015.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income:

AOCI Component (in thousands)	Amount Reclassified from AOCI				Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Designated derivatives, fair value adjustment	$20	$33	$2	$65	Interest expense
Note 8 — Common Stock
The following table details the Company's shares of common stock outstanding, excluding shares of unvested restricted stock, and NAV per share:

	June 30, 2015			December 31, 2014
Class of common stock	Number		NAV per share	Number		NAV per share
Retail	1,159,181		$10.21	1,173,028		$10.19
Institutional	1,350,247		$9.94	1,304,058		$9.94
Total	2,509,428	(1)		2,477,086	(1)
_____________________
(1) Excluding 12,600 and 16,200 at June 30, 2015 and December 31, 2014, respectively, of unvested restricted shares of common stock issued to independent directors under the restricted share plan.

On July 30, 2015, in connection with the Plan, the board of directors suspended the monthly distributions effective as of July 31, 2015. The final payment of distributions occurred on August 3, 2015 in connection with the Company's July distributions. Prior to that time, commencing on September 15, 2011, the Company's board of directors authorized, and the Company began declaring, a distribution, which was calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per share of common stock per day equivalent to $0.63 per annum based on a 365 day year. The Company's distributions were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments were dependent on the availability of funds.
Share Repurchase Program
The Company’s board of directors adopted the SRP that enabled stockholders to sell their shares to the Company. Under the SRP, stockholders were able to request that the Company redeem all or any portion, subject to certain minimum amounts described below, of their shares on any business day, if such repurchase did not impair the Company’s capital or operations.
On July 30, 2015, in connection with the Plan, the board of directors approved the termination of the Company’s SRP. The Company has processed all of the requests properly submitted under the SRP to date and will not process further requests.
The price per share that the Company paid to repurchase shares of the Company’s retail and institutional shares on any business day was the Company’s NAV per share for the respective class of common stock for that day, calculated after the close of business on the repurchase request day, without giving effect to any share purchases or repurchases that were effected on such day. Subject to limited exceptions, stockholders who requested the repurchase of shares of the Company’s common stock within the first four months from the date of purchase were subject to a short-term trading fee of 2% of the aggregate NAV per share of the shares of common stock received.
Purchases under the SRP were limited in any calendar quarter to 5% of the Company’s NAV as of the last day of the previous calendar quarter, or approximately 20% of the Company’s NAV in any 12 month period. If the Company reached the 5% limit on repurchases during any quarter, the Company did not accept any additional repurchase requests for the remainder of such quarter.
When a stockholder requested redemption and the redemption was approved, the Company reclassified such obligation from temporary equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP had the status of authorized but unissued shares. As of June 30, 2015, aggregate shares of common stock with a settlement value of $1.3 million were eligible to be repurchased, which is reflected in the consolidated balance sheets as temporary equity.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Six months ended June 30, 2015	20	79,696	10.10
Cumulative repurchases as of June 30, 2015	47	257,728	$9.96
Distribution Reinvestment Plan
Pursuant to the DRIP and A&R DRIP, stockholders were able to elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. On July 30, 2015, in connection with the Plan, the board of directors of the Company approved the suspension of the DRIP, effective on July 31, 2015, subject to a 10-day notice requirement. The final issuance of shares of common stock pursuant to the DRIP in connection with the Company’s July distribution was paid on August 3, 2015.
Prior to the termination of our IPO, pursuant to the DRIP or the A&R DRIP, stockholders could elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP or the A&R DRIP. Participants purchasing shares pursuant to the DRIP or the A&R DRIP had the same rights and were treated in the same manner as if such shares were issued pursuant to the IPO. Shares issued under the DRIP and the A&R DRIP were recorded to equity in the accompanying consolidated balance sheets in the period distributions were declared. During the three months ended June 30, 2015 and 2014, 20,833 and 17,012 shares of common stock with a value of $0.2 million, respectively, and a par value of $0.01, were issued under the DRIP and A&R DRIP. During the six months ended June 30, 2015 and 2014, 40,608 and 32,506 shares of common stock with a value of $0.4 million and $0.3 million, respectively, and a par value of $0.01, were issued under the DRIP and A&R DRIP.
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
Note 10 — Related Party Transactions and Arrangements
As of June 30, 2015 and December 31, 2014, the Sponsor and an entity under common control with the Sponsor owned, in the aggregate, 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected in the accompanying balance sheets.
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
June 30, 2015
(Unaudited)

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
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliates on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheets. The Company was responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor’s responsibility. As of June 30, 2015, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.5 million. As of June 30, 2015, cumulative offering costs were $7.8 million.
No selling commission or dealer manager fees from the Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the three and six months ended June 30, 2015 and 2014, as well as the related payables as of June 30, 2015 and December 31, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,		Payable (receivable) as of
(In thousands)	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Selling commissions and dealer manager fees	$—	$44	$23	$81	$—	$1
Other organization and offering costs (1)	32	125	(105)	230	(551)	(4,057)
Total offering costs	$32	$169	$(82)	$311	$(551)	$(4,056)
_____________________________
(1) Cumulative offering costs exceeding the 1.5% cap of $6.5 million are the responsibility of the Advisor.
Fees Paid in Connection With the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the contract purchase price of each acquired property and 1.0% of the amount advanced for a loan or other investment. The Advisor is also paid for services provided for which it incurs investment-related expenses.
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
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to affiliates in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during the three and six months ended June 30, 2015 and 2014. There have been no oversight fees incurred during the three and six months ended June 30, 2015 and 2014.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table reflects related party fees incurred and forgiven.

	Three Months Ended June 30,				Six Months Ended June 30,				Payable as of
(In thousands)	2015		2014		2015		2014		June 30, 2015	December 31, 2014
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$28	$—	$—	$—	$28	$—	$—	$—
Other expense reimbursements	124	—	—	—	231	—	—	—	69	—
Ongoing fees:
Asset management fees (1)	64	64	58	58	127	127	111	111	—	—
Transfer agent fees	72	—	76	—	140	—	141	—	25	97
Total related party operation fees and reimbursements	$260	$64	$162	$58	$498	$127	$280	$111	$94	$97
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. The Company incurred $0.1 million and $0.2 million from the Advisor for providing services during the three and six months ended June 30, 2015, respectively. There were no reimbursements incurred from the Advisor for providing services during the three and six months ended June 30, 2014.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three and six months ended June 30, 2015 or 2014.
In order to improve operating cash flows and the ability to pay prior distributions from operating cash flows, the Advisor waived certain fees, including asset management and property management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor were available to pay distributions to stockholders.  The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs or property operating expenses.
The Advisor elected to absorb $0.2 million of general and administrative expenses during the three months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, respectively, the Advisor elected to absorb $0.4 million of general and administrative expenses. These costs are presented net in the accompanying consolidated statements of operations and comprehensive loss.
The Advisor may at any time discontinue its practice of forgiving fees and may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. There were no such amounts incurred during the three and six months ended June 30, 2015 or 2014.
If the Company is not simultaneously listed on an exchange, the OP will distribute to the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors, plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three and six months ended June 30, 2015 or 2014.
If the Company is listed on an exchange, the OP will distribute to the Special Limited Partner a subordinated incentive listing distribution of 15% of the amount by which the market value of the Company’s issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors, which amount would be evidenced by a non-interest bearing promissory note. The Company cannot assure that it will provide this 6% return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the three and six months ended June 30, 2015 or 2014.
Neither the Special Limited Partner nor any of its affiliates can earn both the subordination participation in the net proceeds and the subordinated listing distribution.
Upon termination or non-renewal of the advisory agreement, the Special Limited Partner will be entitled to receive distributions from the OP the payment of which would be evidenced by a promissory note. In addition, the Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
Receivable from Advisor
The table below reflects activity related to amounts that are receivable from the Advisor:

(In thousands)
Cumulative offering costs	$7,832
less: Cumulative commissions, dealer manager fees and platform fees	(901)
Cumulative offering costs, excluding commissions, dealer manager fees and platform fees	6,931
1.5% cap for Company responsibility of offering costs	(390)
Advisor’s responsibility for offering costs	6,541
less: Payable to Advisor for offering costs	(3,568)
Offering cost receivable	2,973
Expense reimbursement receivable	1,982
less: Collected as of June 30, 2015	(4,000)
Net receivable from Advisor as of June 30, 2015	$955

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Note 12 — Share-Based Compensation
Stock Option Plan
The Company has a stock option plan (the “Stock Option Plan”) which authorizes the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Stock Option Plan. A total of 0.5 million shares have been authorized and reserved for issuance under the Stock Option Plan. As of June 30, 2015 and December 31, 2014, no stock options were issued under the Stock Option Plan. On July 30, 2015, in connection with the Plan, the board of directors of the Company approved the termination of the Stock Option Plan.
Restricted Share Plan
The Company had an RSP, which provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder’s meeting with such shares vesting annually beginning with one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors would vest over a five-year period in increments of 20% per annum. The RSP provided the Company with the ability to grant awards of restricted shares to the Company’s directors and officers, employees of the Advisor and its affiliates, employees of entities that provided services to the Company, directors of the Advisor or of entities that provided services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provided services to the Company. On July 30, 2015, in connection with the Plan, the board of directors of the Company approved the termination of the RSP. Upon termination, the 12,600 unvested restricted shares as of June 30, 2015 became fully vested.
Restricted share awards entitled the recipient to receive shares of common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares could not, in general, be sold or otherwise transferred until restrictions were removed and the shares had vested. Holders of restricted shares received cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in shares of common stock were subject to the same restrictions as the underlying restricted shares.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following tables display restricted share award activity during the six months ended June 30, 2015:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2014	24,000	$9.78
Granted	—	—
Forfeited	—	—
June 30, 2015	24,000	$9.78

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2014	16,200	$9.81
Granted	—	—
Vested	(3,600)	9.79
Forfeited	—	—
June 30, 2015	12,600	$9.90
The fair value of the shares, which was based on the NAV of the Company’s common stock on the grant date, was expensed on a straight-line basis over the service period of five years. Adjusted for the timing of board members’ resignations and admissions, compensation expense related to restricted stock was approximately $11,000 and $9,000 for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, compensation expense related to restricted stock was $21,000 and $18,000, respectively.
As of June 30, 2015, the Company had $0.1 million of unrecognized compensation cost related to unvested restricted share awards granted under the Company’s RSP, which was recognized on July 30, 2015, in conjunction with the termination of the Plan.
Note 13 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss (in thousands)	$(499)	$(140)	$(567)	$(262)
Basic and diluted weighted average shares of common stock outstanding	2,528,822	2,313,668	2,524,350	2,218,110
Basic and diluted net loss per share	$(0.20)	$(0.06)	$(0.22)	$(0.12)

As of June 30, 2015 and 2014, the Company had approximately 12,600 and 22,800 shares, respectively, of unvested restricted stock outstanding, and 222 OP units, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sale of Properties
In July 2015, the Company entered into two purchase and sale agreements (“PSAs”) for its FedEx in Evanston, WY and DaVita in Sturgeon Bay, WI properties. The GAAP carrying value as of June 30, 2015 for both properties in aggregate was $2.5 million while the sale price per the PSAs is approximately $3.1 million. The sale of the properties is contingent upon the completion of full due diligence procedures by the buyer, approval of the Company's board of directors and other conditions. The property sales are projected to close during the third quarter of 2015. In August 2015, the Company's board of directors approved the sale of these properties and four additional properties that are not yet subject to PSAs, which included the Company's Dollar General properties in Alorton, IL, Temple, TX and Converse, TX, and its O'Reilly Auto property in Slidell, LA. However, there can be no assurance that the property sales will be completed under the terms of the PSAs or at all.
Plan of Liquidation
On July 30, 2015, the board of directors of the Company approved the Plan to sell all or substantially all of the assets of the Company and its OP and to liquidate and dissolve the Company and the OP. Implementation of the Plan is contingent upon stockholder approval.
On August 5, 2015, the Company filed a proxy statement with the SEC in connection with the Special Meeting of Stockholders scheduled for September 1, 2015 to seek stockholder approval of the Plan.
Sponsor Transactions
On August 6, 2015, the Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that the Sponsor will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries).  AMH will contribute money and other assets to AR Global.  Following the consummation of the transactions contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and the Sponsor will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by the Sponsor. The Advisor and Property Manager are not included in the assets which will be transferred to AR Global and will continue to be indirectly owned by the Sponsor following the transactions.
Additionally, on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with the Sponsor, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities (collectively, the “Transactions”).  Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Advisor, Property Manager and Sponsor will continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.

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
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”) or other entities under common control with AR Capital, LLC (our “Sponsor”). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other investors advised by American Realty Capital affiliates and conflicts in allocating time among these investors and us. These conflicts could result in unanticipated actions.

•	We only owned 14 properties as of June 30, 2015, which exposes us to risks due to a lack of tenant and geographic diversity.

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

Overview
We were incorporated on September 10, 2010 as a Maryland corporation and we have elected and qualified to be taxed as a REIT for our taxable year ended December 31, 2013. On August 15, 2011, we commenced our initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may have elected to have their distributions reinvested in additional shares of common stock. The per share purchase price for common stock varies daily and is based on net asset value per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, we filed, a follow-on registration statement for the offering of our common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, we filed a registration statement on Form S-3D (File No. 333-203731) with the SEC under the Securities Act that covered up to 84,000 shares of our common stock pursuant to an amended and restated dividend reinvestment plan. On May 6, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares under the Registration Statement.
On July 30, 2015, our board of directors approved a Plan of Liquidation (the “Plan”) to sell all or substantially all of the assets owned by us and our OP and to liquidate and dissolve the Company and the OP. Implementation of the Plan is contingent upon stockholder approval.
On July 30, 2015, in anticipation of the implementation of the Plan, our board of directors suspended the monthly distributions and the DRIP (subject to any notice requirements contained therein), effective July 31, 2015. The final payment of distributions occurred on August 3, 2015 with respect to distributions payable for July. On the same day, our board of directors also terminated our Share Repurchase Program (“SRP”), Employee and Director Incentive Restricted Share Plan (the “RSP”), and the 2011 Stock Option Plan.
On August 5, 2015, we filed a proxy statement with the SEC in connection with the Special Meeting of Stockholders scheduled for September 1, 2015 to seek stockholder approval of the Plan.
On January 5, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of June 30, 2015, we had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $25.1 million.
We were formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first properties and commenced active operations in January 2012. As of June 30, 2015, we owned 14 properties with an aggregate purchase price of $34.8 million, comprising 0.2 million rentable square feet, which were 100% leased. As of June 30, 2015, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 97.8% of annualized rental income on a straight-line basis.
Substantially all of our business is conducted through the OP. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). American Realty Capital Trust II Special Limited Partner, LLC holds 222 OP units, which represent a nominal percentage of the aggregate ownership of the OP. A holder of OP units has the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the holders of OP units are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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

Properties
Our portfolio of real estate investment properties is comprised of the following 1414 properties, which were all 100% leased as of June 30, 2015 (dollar amounts in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)	Annualized Rental Income on a Straight-Line Basis (2)	Annualized Rental Income (2) per Square Foot
Family Dollar	Jan. 2012	2	16,000	6.5	$138	$8.63
Dollar General	Jan. 2012	1	9,013	11.4	83	9.21
Family Dollar II	Jan. 2012	1	8,320	6.0	90	10.82
FedEx	Mar. 2012	1	111,865	11.6	1,518	13.57
Circle K	May 2012	1	3,050	8.8	157	51.48
Dollar General II	Oct. 2012	1	9,002	12.3	90	10.00
Dollar General III	Dec. 2012	1	9,014	12.4	81	8.99
Dollar General IV	Mar. 2013	1	9,026	12.8	83	9.20
O'Reilly Auto	Jul. 2013	1	6,800	11.5	75	11.03
Advance Auto	Sep. 2013	1	7,000	8.5	53	7.57
Davita Dialysis	Oct. 2013	1	5,934	8.7	59	9.94
FedEx II	Dec. 2013	1	7,392	8.3	152	20.56
Goodyear Tire	Jun. 2014	1	6,948	9.0	137	19.72
		14	209,364	10.6	$2,716	$12.97
_____________________

(1)	Remaining lease term in years as of June 30, 2015, calculated on a weighted-average basis.

(2)	Annualized rental income on a straight-line basis is rental income on a straight-line basis as of June 30, 2015, which includes the effect of tenant concessions such as free rent, as applicable.
Results of Operations
Comparison of the Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
Rental Income
Rental income increased $0.1 million to $0.7 million for the three months ended June 30, 2015 from $0.6 million for the three months ended June 30, 2014. Same store cash rent on the 13 properties held for the full period in both of the three months ended June 30, 2015 and 2014 remained consistent at $0.6 million. The annualized rental income per square foot of the properties at June 30, 2015 and 2014 was $12.97 and $12.93, respectively, with a weighted average remaining lease term of 10.6 years as of June 30, 2015.
Operating Expense Reimbursements
Operating expense reimbursements increased to $50,000 for the three months ended June 30, 2015 compared to $26,000 for the three months ended June 30, 2014. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenants per their respective leases. The increase in operating expense reimbursements was mainly driven by increases in real estate taxes and the timing of reimbursements for other properties. Same store operating expense reimbursements increased approximately $18,000 to $44,000 for the three months ended June 30, 2015 from $26,000 for the three months ended June 30, 2014.
Property Operating Expenses
Property expenses increased to $62,000 for the three months ended June 30, 2015 compared to $33,000 for the three months ended June 30, 2014. These costs consist of expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses is mainly due to increases in real estate taxes. Same store property operating expenses increased approximately $23,000 to $56,000 for the three months ended June 30, 2015 from $33,000 for the three months ended June 30, 2014 mainly related to increases in real estate taxes.

Acquisition and Transaction Related Costs
Acquisition and transaction related costs were $50,000 for the three months ended June 30, 2014 compared to no acquisition costs for the three months ended June 30, 2015. Acquisition and transaction related costs represent the costs related to the acquisition of properties. Acquisition and transaction related costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition and transaction related costs are based on a percentage of the base purchase price of acquired real estate investment; as such, the increase in acquisition and transaction related costs was primarily a result of one real estate investment purchase during the three months ended June 30, 2014 compared to no acquisitions during the three months ended June 30, 2015.
General and Administrative Expenses
General and administrative expenses increased by approximately $430,000 to $460,000 for the three months ended June 30, 2015 compared to $30,000 for the three months ended June 30, 2014. General and administrative expenses primarily included insurance, board of directors fees, taxes and the amortization of restricted stock. The increase in general and administrative expenses was primarily due to higher legal fees, transfer agent fees and due diligence fees. In addition, the Advisor absorbed approximately $159,000 of general and administrative expenses for the three months ended June 30, 2014. The Advisor did not absorb any expenses during the three months ended June 30, 2015
Depreciation and Amortization Expense
Depreciation and amortization expense remained consistent at $0.5 million for the three months ended June 30, 2015 and 2014. Same store depreciation and amortization expense also remained consistent at approximately $0.5 million for the three months ended June 30, 2015 and 2014.
Interest Expense
Interest expense remained consistent at $0.2 million for the three months ended June 30, 2015 and 2014. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and a $5.0 million note payable, which bore interest at 8.0%.

Comparison of the Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
Rental Income
Rental income increased $0.1 million to $1.4 million for the six months ended June 30, 2015 compared to $1.3 million for the six months ended June 30, 2014. Same store cash rent on the 13 properties held for the full period in both of the six months ended June 30, 2015 and 2014 remained consistent at $1.3 million, respectively. The annualized rental income per square foot of the properties at June 30, 2015 and 2014 was $12.97 and $12.93, respectively, with a weighted average remaining lease term of 10.6 years as of June 30, 2015.
Operating Expense Reimbursements
Operating expense reimbursements increased $46,000 to $94,000 for the six months ended June 30, 2015 compared to $48,000 for the six months ended June 30, 2014. Operating expense reimbursements represent reimbursements for taxes, property maintenance and other charges contractually due from the tenants per their respective leases. The increase in operating expense reimbursements was mainly driven by increases in real estate taxes. Same store operating expense reimbursements increased by $34,000 from $48,000 for the six months ended June 30, 2014 to $82,000 for the six months ended June 30, 2015.
Property Operating Expenses
Property expenses increased $52,000 to $110,000 for the six months ended June 30, 2015 compared to $58,000 for the six months ended June 30, 2014. These costs relate to expenses associated with maintaining certain properties, including real estate taxes, insurance and repairs and maintenance expenses. The increase in property expenses is mainly due to increases in real estate taxes. Same store property operating expenses increased $40,000 to $98,000 for the six months ended June 30, 2015 from $58,000 for the six months ended June 30, 2014.
Acquisition and Transaction Related Costs
Acquisition and transaction related costs were $50,000 for the six months ended June 30, 2014 compared to no acquisition costs for the six months ended June 30, 2015. Acquisition and transaction related costs represent the costs related to the acquisition of properties. Acquisition and transaction related costs mainly consisted of legal costs, deed transfer costs and other costs related to real estate purchase transactions. Certain acquisition and transaction related costs are based on a percentage of the base purchase price of acquired real estate investment. During the six months ended June 30, 2014 one real estate investment was acquired compared to no acquisitions during the six months ended June 30, 2015.

General and Administrative Expenses
General and administrative expenses increased $0.4 million to $0.5 million for the six months ended June 30, 2015 compared to $0.1 million for the six months ended June 30, 2014. General and administrative expenses primarily included insurance, board of directors fees, taxes and the amortization of restricted stock. The increase in general and administrative expenses was primarily due to higher legal fees, transfer agent fees and due diligence fees. The Advisor elected to absorb approximately $0.4 million and $0.3 million of general and administrative expenses during the six months ended June 30, 2015 and 2014, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased approximately $0.1 million to $1.0 million for the six months ended June 30, 2015 compared to $0.9 million for the six months ended June 30, 2014. The increase in depreciation and amortization expense was due to the timing of our acquisition of one property during the six months ended June 30, 2014 for an aggregate purchase price of $1.9 million. Same store depreciation and amortization expense remained consistent at $0.9 million for the six months ended June 30, 2015 and 2014, respectively.
Interest Expense
Interest expense remained consistent at $0.5 million for the six months ended June 30, 2015 and 2014, respectively. Interest expense primarily related to mortgage notes payable of $11.2 million with a weighted average effective interest rate of 4.12% and a $5.0 million note payable, which bore interest at 8.0%.
Cash Flows for the Six Months Ended June 30, 2015
During the six months ended June 30, 2015, net cash used in operating activities was $0.5 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash outflows were attributable to a net loss adjusted for non-cash items of $0.4 million in the aggregate (net loss of $0.6 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share-based compensation of $1.0 million). Cash flows used in operating activities during the six months ended June 30, 2015 included a decrease of $1.0 million in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other assets of $59,000.
There was no net cash used in investing activities during the six months ended June 30, 2015.
Net cash provided by financing activities of $3.1 million during the six months ended June 30, 2015 related to proceeds from the issuance of common stock of $0.7 million and collection of net receivable from our Advisor for offering costs and expense reimbursements of $3.6 million. The inflow was partially offset by $0.1 million of offering costs, $0.7 million in common stock repurchases and $0.4 million in distributions to stockholders.
Cash Flows for the Six Months Ended June 30, 2014
During the six months ended June 30, 2014, net cash provided by operating activities was $1.0 million. The level of cash flows used in or provided by operating activities is affected by the volume of acquisition activity, timing of interest payments and the amount of borrowings outstanding during the period, as well as the receipt of scheduled rent payments. Cash inflows were attributable to net income adjusted for non-cash items of $0.7 million in the aggregate (net loss of $0.3 million adjusted for depreciation and amortization of tangible and intangible real estate assets, amortization of deferred financing costs and share based compensation of $1.0 million). Cash flows provided by operating activities during the six months ended June 30, 2014 included an increase of $0.3 million in accounts payable and accrued expenses.
Net cash used in investing activities of $1.9 million during the six months ended June 30, 2014 was primarily related to the acquisition of one property with an aggregate purchase price of $1.9 million.
Net cash provided by financing activities of $1.5 million during the six months ended June 30, 2014 was related to proceeds from the issuance of common stock of $3.2 million. The inflow was partially offset by payments related to offering costs of $0.6 million, $0.3 million in payments to affiliates, $0.4 million in common stock repurchases and $0.4 million in distributions to stockholders.

Liquidity and Capital Resources
Our principal demands for funds will be for the payment of operating expenses and for the payment of principal and interest on our outstanding indebtedness. Expenditures are expected to be met from cash flows from operations. Other potential future sources of capital include proceeds from the sale of real estate properties, proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings and undistributed funds from operations.
We have and expect to continue to maintain debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total “net assets” (as defined in our charter) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. As of June 30, 2015, our secured debt leverage ratio (secured mortgage notes payable divided by the base purchase price of acquired real estate investments) was approximately 32.3%. On July 30, 2015, our board of directors approved the Plan for liquidation of the Company, therefore we do not plan to acquire new properties and do not expect to acquire new debt financing although we may have the ability to obtain additional financing on existing properties should we choose to do so.
Our board of directors adopted the SRP that enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we were able to, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such repurchase.
On July 30, 2015, in connection with the Plan, our board of directors approved the termination of our SRP. We have processed all of the requests properly submitted under the SRP to date and will not process further requests.
The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Six months ended June 30, 2015	20	79,696	10.10
Cumulative repurchases of June 30, 2015	47	257,728	$9.96
As of June 30, 2015, we had cash of approximately $3.4 million. We expect cash flows from operations to pay debt service, pay operating expenses and pay stockholder distributions.
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
The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net loss (in accordance with GAAP)	$(499)	$(140)	$(567)	$(262)
Depreciation and amortization	484	464	968	928
FFO applicable to common shares	(15)	324	401	666
Acquisition fees and expenses	—	50	—	50
Amortization of below-market lease liability	(10)	—	(20)	—
Straight-line rent	(14)	(14)	(28)	(29)
MFFO applicable to common shares	$(39)	$360	$353	$687
Distributions
On July 30, 2015, in connection with the Plan, our board of directors suspended the monthly distributions effective as of July 31, 2015. The final payment of distributions occurred on August 3, 2015 with respect to distributions payable for July. Prior to that time, commencing on September 15, 2011, our board of directors authorized and we began declaring, a distribution, which was calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per share of common stock per day equivalent to $0.63 per annum based on a 365 day year. Our distributions were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
The amount of distributions payable to our stockholders was determined by our board of directors and was dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period presented:

	Three Months Ended				Six Months Ended
	March 31, 2015		June 30, 2015		June 30, 2015
(Dollar amounts in thousands)	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions
Total distributions to common stockholders	$391		$404		$795

Source of distribution coverage:
Cash flows provided by operations	$391	100.0%	$—	—%	$391	49.2%
Repayment of receivable from affiliate	—	—%	404	100.0%	404	50.8%
Total sources of distribution coverage	$391	100.0%	$404	100.0%	$795	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$712		$(1,261)		$(549)

Net loss (in accordance with GAAP)	$(68)		$(499)		$(567)
The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP):

For the Period from September 10, 2010 (date of inception) to
(In thousands)	June 30, 2015
Total distributions to common stockholders	$3,482

Reconciliation of net loss:
Revenues	$8,321
Acquisition and transaction related	(906)
Depreciation and amortization	(5,653)
Operating expenses	(1,489)
Other non-operating expenses	(3,498)
Net loss (in accordance with GAAP) (1)	$(3,225)
Cash flows provided by operations	$2,959
FFO	$2,428
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of June 30, 2015, we were in compliance with the debt covenants under our loan agreements.
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

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2015:

		July 1, 2015 - December 31, 2015
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal payments due on mortgage notes payable	$11,246	$—	$11,246	$—	$—
Interest payments due on mortgage notes payable	829	233	596	—	—
Principal payments due on notes payable	5,000	—	5,000	—	—
Interest payments due on notes payable	300	200	100	—	—
	$17,375	$433	$16,942	$—	$—
Election as a REIT
We qualified to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2013. Commencing with such taxable year, we were organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and foreign taxes on our income and assets, including alternative minimum taxes, taxes on any undistributed income and state, local or foreign income, franchise, property and transfer taxes. Any of these taxes decrease our earnings and our available cash.
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
As of June 30, 2015, our debt included fixed-rate secured mortgage financings and secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value of $16.2 million and a fair value of $16.5 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed–rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $69,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $35,000.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of June 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Internal Control Over Financial Reporting
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously discussed in the Annual Report on Form 10-K for the year ended December 31, 2014 except as amended and supplemented from time to time, including by the risk factors set forth on pages 9 to 13 in the Company’s Proxy Statement for the Special Meeting of Stockholders filed on August 5, 2015 (File No. 333-169821), which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the six months ended June 30, 2015.
On August 15, 2011, we commenced our initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”). The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”), under which common stock holders would elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2015, we had sold 2,522,028 shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $25.1 million, including shares issued under the DRIP. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, we filed a registration statement on Form S-3D that covered up to 84,000 shares of our common stock pursuant to an amended and restated dividend reinvestment plan. On May 6, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares under the Registration Statement.
On July 30, 2015, our board of directors approved a Plan of Liquidation (the “Plan”) to sell all or substantially all of the assets owned by us and our OP and to liquidate and dissolve the Company and the OP. Implementation of the Plan is contingent upon stockholder approval.
On July 30, 2015, in anticipation of the implementation of the Plan, our board of directors suspended the monthly distributions and the DRIP (subject to any notice requirements contained therein), effective July 31, 2015. The final payment of distributions occurred on August 3, 2015 with respect to distributions payable for July. On the same day, our board of directors also terminated our Share Repurchase Program (“SRP”), Employee and Director Incentive Restricted Share Plan (the “RSP”), and the 2011 Stock Option Plan.
The following table reflects the offering costs associated with the issuance of common stock:

Six Months Ended
(Amounts in thousands)	June 30, 2015
Selling commissions and dealer manager fees	$23
Other organization and offering costs	(105)
Total offering costs	$(82)

Our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”), reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Six Months Ended
(Amounts in thousands)	June 30, 2015
Total commissions incurred from the Dealer Manager	$23
Less:
Commissions to participating brokers	(9)
Reallowance to participating broker dealers	(2)
Net to the Dealer Manager	$12
We were responsible for offering and related costs from the ongoing offering, excluding commissions, dealer manager fees and platform fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap, excluding commissions, dealer manager fees and platform fees, as of the end of the offering are our advisor's, American Realty Capital Advisors II, LLC (the “Advisor”), responsibility. As of June 30, 2015, offering and related costs exceeded the cap by $6.5 million. As of June 30, 2015, the Company has recorded a receivable of $1.0 million from the Advisor for all previously paid cumulative offering costs above the cap and reimbursements of expenses.
We have used substantially all of the net proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2015, we have used $18.6 million of net proceeds from our IPO and $16.2 million of debt financing to purchase 14 properties with an aggregate purchase price of $34.8 million and paid acquisition fees and expenses of $0.9 million, including $0.6 million to our Advisor and its affiliates, and financing coordination fees of $0.4 million, none of which was paid to our Advisor and its affiliates.
Share Repurchase Program
Our board of directors adopted the SRP that enabled our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requested a repurchase, we were able to, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we had sufficient funds available to fund such repurchase.
On July 30, 2015, in connection with the Plan, our board of directors approved the termination of our SRP. We have processed all of the requests properly submitted under the SRP to date and will not process further requests.
The following table summarizes the number of shares repurchased under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Six months ended June 30, 2015	20	79,696	10.10
Cumulative repurchases as of June 30, 2015	47	257,728	$9.96
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
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2015

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1 *	Plan of Liquidation and Dissolution of the Company
10.1 (1)
Second Amended and Restated Advisory Agreement by and among American Realty Capital Daily Net Asset Value Trust, Inc., American Realty Capital Operating Partnership II, L.P. and American Realty Capital Advisors II, LLC dated as of June 26, 2015

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

99.1 (2)	Proxy Statement for the Special Meeting of Stockholders filed on August 5, 2015
101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_____________________
*    Filed herewith.

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2015.

(2)	Incorporated by reference to the Proxy Statement for the Special Meeting of Stockholders (File No. 333-169821) filed with the SEC on August 5, 2015.