Form 10-Q
period 2015-09-30
American Realty Capital Daily Net Asset Value Trust, Inc.
filed 2015-11-16
CIK 1501745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

On October 31, 2015, the registrant had 1,183,342 shares of retail common stock and 1,358,054 shares of institutional common stock outstanding.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statement of Net Assets (Liquidation Basis) as of September 30, 2015 (Unaudited)	2
Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period from September 1, 2015 through September 30, 2015 (Unaudited)	3
Consolidated Balance Sheets (Going Concern Basis) as of December 31, 2014	4
Consolidated Statements of Operations and Comprehensive Loss (Going Concern Basis) for the Two and Eight Months Ended August 31, 2015 and Three and Nine Months Ended September 30, 2014 (Unaudited)	5
Consolidated Statement of Changes in Equity (Going Concern Basis) for the Eight Months Ended August 31, 2015 (Unaudited)	6
Consolidated Statements of Cash Flows (Going Concern Basis) for the Eight Months Ended August 31, 2015 and Nine Months Ended September 30, 2014 (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	37
Item 6. Exhibits	37
Signatures	38

Part I.     Financial Information

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
September 30. 2015
(Unaudited, in thousands)

ASSETS
Investments in real estate	$35,882
Cash	6,911
Restricted cash	152
Accounts receivable	107
Receivable from related party	955
Total assets	44,007

LIABILITIES
Mortgage notes payable	11,246
Note payable	5,000
Derivative settlement liability	154
Accounts payable and accrued expenses	347
Liability for estimated costs in excess of estimated receipts during liquidation	1,947
Total liabilities	18,694

Net assets in liquidation	$25,313

The accompanying notes are an integral part of this unaudited statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
Period from September 1, 2015 to September 30, 2015
(Unaudited, in thousands)

Net assets in liquidation, beginning of period	$25,045
Changes in net assets in liquidation:
Change in liquidation value of investments in real estate	375
Remeasurement of liability for costs in excess of receipts during liquidation	(96)
Change in derivative settlement liability	(11)
Net increase in liquidation value	268
Liquidating distributions to holders of common stock	—
Changes in net assets in liquidation	268
Net assets in liquidation, end of period	$25,313

The accompanying notes are an integral part of this unaudited statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
December 31, 2014
(In thousands)

ASSETS
Real estate investments, at cost:
Land	$3,072
Buildings, fixtures and improvements	27,959
Acquired intangible lease assets	4,133
Total real estate investments, at cost	35,164
Less accumulated depreciation and amortization	(4,685)
Total real estate investments, net	30,479
Cash	825
Restricted cash	151
Receivable from related party	4,439
Prepaid expenses and other assets	367
Deferred financing costs, net	137
Total assets	$36,398

LIABILITIES AND EQUITY
Mortgage notes payable	$11,246
Note payable	5,000
Below-market lease liability	374
Derivatives, at fair value	140
Accounts payable and accrued expenses	1,486
Deferred rent and other liabilities	137
Distributions payable	133
Total liabilities	18,516

Temporary equity:
Redeemable common stock	1,246
Permanent equity:
Stockholders' equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at December 31, 2014	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,493,286 shares issued and outstanding at December 31, 2014	25
Additional paid-in capital	22,229
Accumulated other comprehensive loss	(140)
Accumulated deficit	(5,478)
Total stockholders' equity	16,636
Total liabilities and equity	$36,398

The accompanying notes are an integral part of this statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Going Concern Basis)
(In thousands, except for share and per share data)
(Unaudited)

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$457	$682	$1,835	$1,969
Operating expense reimbursements	17	48	111	96
Total revenues	474	730	1,946	2,065
Operating expenses:
Property operating	32	72	142	130
Acquisition and transaction related	—	—	—	50
General and administrative	541	22	1,040	121
Depreciation and amortization	323	490	1,291	1,418
Total operating expenses	896	584	2,473	1,719
Operating income	(422)	146	(527)	346
Other income (expense):
Interest expense	(158)	(235)	(621)	(698)
Gain on sale of real estate	212	—	212	—
Other income	—	—	1	1
Total other expense	54	(235)	(408)	(697)
Net loss	(368)	(89)	(935)	(351)

Other comprehensive income (loss):
Changes in unrealized gain on derivative	9	56	11	52
Comprehensive loss	$(359)	$(33)	$(924)	$(299)

Basic and diluted weighted average shares outstanding	2,528,834	2,413,801	2,525,494	2,284,057
Basic and diluted net loss per share	$(0.15)	$(0.04)	$(0.37)	$(0.15)
Distributions per share	$0.107	$0.159	$0.419	$0.471

The accompanying notes are an integral part of these unaudited statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Going Concern Basis)
For the Eight Months Ended August 31, 2015
(In thousands, except for share data)
(Unaudited)

	Permanent Equity						Temporary Equity
	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Redeemable Common Stock
Balance, December 31, 2014	2,493,286	$25	$22,229	$(140)	$(5,478)	$16,636	$1,246
Issuance of common stock	73,830	1	690	—	—	691	—
Redeemable common stock	—	—	1,246	—	—	1,246	(1,246)
Common stock offering costs, commissions and dealer manager fees	—	—	(146)	—	—	(146)	—
Reimbursement of common stock offering costs from Advisor	—	—	113	—	—	113	—
Common stock issued through dividend reinvestment plan	54,316	—	546	—	—	546	—
Common stock repurchases	(80,036)	(1)	(808)	—	—	(809)	—
Share-based compensation	—	—	201	—	—	201	—
Distributions declared	—	—	—	—	(932)	(932)	—
Net loss	—	—	—	—	(935)	(935)	—
Other comprehensive loss	—	—	—	11	—	11	—
Balance, August 31, 2015	2,541,396	$25	$24,071	$(129)	$(7,345)	$16,622	$—

The accompanying notes are an integral part of this unaudited statement.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(In thousands)
(Unaudited)

	Eight Months Ended August 31, 2015	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(935)	$(351)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	1,079	1,195
Amortization of intangibles	212	223
Amortization of deferred financing costs	42	47
Accretion of below-market lease liability	(26)	—
Share-based compensation	201	29
Gain on sale of real estate	(212)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	42	37
Accounts payable and accrued expenses	(955)	518
Deferred rent and other liabilities	(6)	(7)
Net cash (used in) provided by operating activities	(558)	1,691
Cash flows from investing activities:
Investment in real estate and other assets	—	(1,872)
Proceeds from sale of real estate asset	740	—
Net cash provided by (used in) investing activities	740	(1,872)
Cash flows from financing activities:
Proceeds from issuance of common stock	691	4,189
Common stock repurchases	(809)	(1,061)
Payments of offering costs and fees related to stock issuance	(146)	(1,236)
Distributions paid	(516)	(555)
Decrease (increase) in receivable from related party	3,597	(473)
Restricted cash	(1)	—
Net cash provided by financing activities	2,816	864
Net change in cash	2,998	683
Cash, beginning of period	825	178
Cash, end of period	$3,823	$861

Supplemental Disclosures
Cash paid for interest	$582	$653
Cash paid for income taxes	$23	$8

Non-cash Investing and Financing Activities:
Accrued offering costs	$—	$2,354
Receivable from related party for offering costs	$113	$—
Common stock issued through distribution reinvestment plan	$546	$515

The accompanying notes are an integral part of these unaudited statements.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 — Organization
American Realty Capital Daily Net Asset Value Trust, Inc. (the “Company”), incorporated on September 10, 2010, is a Maryland corporation that has elected and qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes for the taxable year ended December 31, 2013. On August 15, 2011, the Company commenced its initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of approximately 156.6 million shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that were managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (as amended, the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may have elected to have their distributions reinvested in additional shares of common stock. The per share purchase price for the Company’s common stock varied daily and was based on the Company’s net asset value (“NAV”) per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, the Company filed, a follow-on registration statement for the offering of the Company’s common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and the Company will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, the Company filed a registration statement on Form S-3D (File No. 333-203731) with the SEC under the Securities Act that covered up to 84,000 shares of common stock pursuant to an amended and restated distribution reinvestment plan (the “A&R DRIP”). On May 6, 2015, the Company filed a post-effective amendment to the Registration Statement to deregister the unsold shares registered under the Registration Statement.
On July 30, 2015, the board of directors of the Company approved a Plan of Liquidation (the “Plan”) to sell all or substantially all of the assets of the Company and its operating partnership, American Realty Capital Operating Partnership II, L.P, a Delaware partnership (the “OP”) and to liquidate and dissolve the Company and the OP. On September 1, 2015, at a special meeting of the stockholders, the stockholders approved the sale of all or substantially all of the Company’s assets, the Company’s liquidation, and the Company’s dissolution, pursuant to the Plan. The Company currently expects to complete the liquidation of its portfolio by the end of the second quarter of 2016.
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
As of September 30, 2015, the Company had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP and had received total gross proceeds, net of repurchases, from the IPO of $25.4 million, including shares issued under the DRIP.
The Company was formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, and office, industrial and retail properties net leased to investment grade and other creditworthy tenants for investment purposes. The Company may also originate or acquire first mortgage loans secured by real estate. The Company purchased its first investment properties and commenced active operations in January 2012. As of September 30, 2015, the Company owned 11 investment properties comprising 0.2 million rentable square feet, which were 100% leased.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company has no direct employees. The Company has retained American Realty Capital Advisors II, LLC (the “Advisor”) to manage its affairs on a day-to-day basis. American Realty Capital Properties II, LLC (the “Property Manager”) serves as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) served as the dealer manager of the IPO and continues to provide the Company with various services. The Advisor and Property Manager are indirect wholly owned entities of, and the Dealer Manager is under common control with, the Company’s sponsor, AR Capital, LLC (the “Sponsor”). These related parties receive compensation and fees for services related to the IPO, the investment and management of the Company’s assets, and the disposition of the Company's assets. These entities have received and will receive fees during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2014, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2015 other than the updates described below.
Liquidation Basis Accounting
As a result of the approval of the Plan by the shareholders, the Company has adopted the liquidation basis of accounting as of September 1, 2015 and for the periods subsequent to September 1, 2015 in accordance with GAAP. Accordingly, on September 1, 2015, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company expects to collect on disposal of assets and cash to be expended for settlement of liabilities as it carries out its plan of liquidation.
The liquidation value of the Company’s operating properties are presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts. Estimated costs to dispose of assets and liabilities have been presented separately from the related assets or liabilities on the Company's consolidated statement of net assets under liability for estimated costs in excess of estimated receipts during liquidation.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as liabilities for costs in excess of receipts during liquidation on the consolidated statement of net assets. The timing of the disposal of the Company's assets and liabilities, levels of operating expenses during liquidation, and costs to liquidate the company are estimates. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 3 — Plan of Liquidation for further discussion. Actual costs incurred but unpaid as of September 30, 2015 are included in accounts payable and accrued expenses on the consolidated statement of net assets.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In August 2014, the FASB issued guidance relating to disclosure of uncertainties about an entity's ability to continue as a going concern. In connection with preparing financial statements for each annual and interim reporting period, management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events raise substantial doubt about the entity's ability to continue as a going concern, the guidance requires management to disclose information that enables users of the financial statements to understand the conditions or events that raised the substantial doubt, management's evaluation of the significance of the conditions or events that led to the doubt, the entity’s ability to continue as a going concern and management's plans that are intended to mitigate or that have mitigated the conditions or events that raised substantial doubt about the entity's ability to continue as a going concern. There is no disclosure required unless there are conditions or events that have raised substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. The Company elected to adopt the provisions of this guidance effective December 31, 2014, as early application was permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company elected to adopt the provisions of this revised guidance effective June 30, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings.The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. As of September 30, 2015, under the liquidation basis of accounting, the adoption of this guidance would have no impact on the Company's consolidated financial position, results of operations or cash flows.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. If the Company decides to early adopt the revised guidance in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period. The Company elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on the Company's consolidated financial position, results of operation or cash flows.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 3 — Plan of Liquidation
On September 1, 2015, the Company's stockholders approved the Plan, which provides for the sale of the Company's assets, settlement of the Company's liabilities and the ultimate dissolution of the Company. In accordance with GAAP and in conjunction with the stockholders' approval of the Plan, the Company's assets were adjusted to their estimated net realizable value and liabilities were recorded at their estimated settlement value, and estimated costs expected to be paid and receipts expected to be incurred or earned through the liquidation date were recorded. The Company will use the proceeds from the sale of its assets to settle its liabilities. The following is a reconciliation of stockholders' equity under the going concern basis of accounting to net assets under the liquidation basis of accounting as of September 1, 2015 (in thousands).

Stockholders' equity, August 31, 2015 (going concern basis)	$16,622
Balance sheet adjustments:
Real estate, net realizable value	10,602
Derivative, settlement value	(13)
Straight-line rent	(172)
Prepaid insurance	(34)
Deferred financing costs	(95)
Deferred rent	130
Costs in excess of receipts in liquidation:
Rental income	590
Operating expense reimbursements	(23)
Real estate taxes and other property operating expenses	24
Commissions and fees for sale of real estate	(1,341)
General and administrative expenses	(950)
Interest and disposition fees on debt	(295)
Total adjustments	8,423
Net assets in liquidation, September 1, 2015	$25,045
The following table shows the changes in the liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets from September 1, 2015 to September 30, 2015 (in thousands).

	Balance		Remeasurement	Balance
	September 1, 2015	Cash Payments (Receipts)	of Assets and Liabilities	September 30, 2015
Rental income	$590	$(200)	$—	$390
Operating expense reimbursements	(23)	(1)	—	(24)
Real estate taxes and other property operating expenses	24	—	—	24
Commissions and fees for sale of real estate	(1,341)	172	(96)	(1,265)
General and administrative expenses	(950)	(5)	107	(848)
Interest and disposition fees on debt	(295)	71	—	(224)
Costs in excess of receipts during liquidation	$(1,995)	$37	$11	$(1,947)

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 4 — Real Estate Investments
During the three and nine months ended September 30, 2014, the Company acquired a 100% interest in one property from an unrelated third party seller, consistent with its investment objectives. The Company funded the purchase price of the property with funds from the sale of its common stock. There were no assets acquired or liabilities assumed during the three and nine months ended September 30, 2015. The following table presents the allocation of the assets acquired and liabilities assumed during the three and nine months ended September 30, 2014:

	Three Months Ended		Nine Months Ended
(Dollar amounts in thousands)	September 30, 2014		September 30, 2014
Real estate investments, at cost:
Land	$21		$440
Buildings, fixtures and improvements	84		1,343
Total tangible assets	105		1,783
Acquired intangibles:
In-place leases	5		199
Total assets acquired for cash	$110		$1,982
Cash paid for acquired real estate investments	$—	(1)	$1,982
Number of properties purchased	—		1
_____________
(1) Adjustments recorded during the three months ended September 30, 2014 were paid for with amounts that were maintained in and escrow account at December 31, 2013 for a previously purchased property.

Dispositions
In accordance with the Plan, the Company intends to sell its real estate assets. Through the nine months ending September 30, 2015, the following properties were sold:
On August 17, 2015, the Company sold a property in Sturgeon Bay, WI leased to Davita Dialysis for $0.8 million to an unrelated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property.
On September 3, 2015, the Company sold a property in Slidell, LA leased to O'Reilly Auto for $1.1 million to an unrelated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property prior to the net realizable value adjustment made on September 1, 2015. The adjusted value approximated the selling price.
On September 4, 2015, the Company sold a property in Evanston, WY leased to FedEx for $2.3 million to an unrelated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property prior to the net realizable value adjustment made on September 1, 2015. The adjusted value approximated the selling price.
The following dispositions were completed subsequent to September 30, 2015:
On October 2, 2015 , the Company sold a property in Converse, TX leased to Dollar General for $1.3 million to an unrelated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property prior to the net realizable value adjustment made on September 1, 2015. The adjusted value approximated the selling price.
On October 9, 2015 , the Company sold a property in Temple, TX leased to Dollar General for $1.2 million to an unreated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property prior to the net realizable value adjustment made on September 1, 2015. The adjusted value approximated the selling price.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents future minimum base rental cash payments due to the Company subsequent to September 30, 2015. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items. The following table excludes rents related to properties that were sold subsequent to September 30, 2015 but before the date of this report.

(In thousands)	Future Minimum Base Rent Payments (1)
October 1, 2015 - December 31, 2015	$595
2016	2,373
2017	2,413
2018	2,418
2019	2,418
Thereafter	14,698
$24,915
_____________
(1) Since the Company is in liquidation and intends to sell its properties, there can be no assurance that these amounts will be collected.
The following table lists the tenants of the Company whose annualized rental income on a cash basis represented greater than 10% of total annualized rental income on a cash basis for all portfolio properties. The following table excludes rents related to properties that were sold subsequent to September 30, 2015 but before the date of this report. The following table is presented on a cash basis as under the liquidation basis of accounting straight-line rent is no longer recorded.

	September 30,
Tenant	2015	2014
FedEx	66.7%	61.4%
Dollar General	*	12.6%
Family Dollar	10.3%	*
_____________
* The tenant's annualized rental income on a cash basis was not greater than 10% of total annualized rental income on a cash basis for all portfolio properties as of the period specified.
The termination, delinquency or non-renewal of leases by one or more of the above tenants may have a material adverse effect on cash collections. No other tenant represents more than 10% of annualized rental income for the periods presented.
The following table lists the states where the Company has concentrations of properties where annualized rental income on a cash basis represented greater than 10% of consolidated annualized rental income. The following table is presented on a cash basis as under the liquidation basis of accounting straight-line rent is no longer recorded.

	September 30,
State	2015	2014
New York	66.7%	55.9%

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 5 — Mortgage Notes Payable
The Company's mortgage notes payable consist of the following:

(Dollar amounts in thousands)	Encumbered Properties (1)	Outstanding Loan Amount	Weighted Average Effective Interest Rate (2)(3)	Weighted Average Maturity (3)
September 30, 2015	5	$11,246	4.12%	1.46
December 31, 2014	5	$11,246	4.12%	2.20
_____________________
(1) Carrying amount for these properties as of September 30, 2015 was $27.4 million under the liquidation basis of accounting and $19.4 million at December 31, 2014 under the going concern basis of accounting.
(2) Interest rates are fixed rates or fixed through the use of derivative instruments used for interest rate hedging purposes.
(3) Total calculated on a weighted average basis for all mortgages outstanding at September 30, 2015 and December 31, 2014.
The following table summarizes the scheduled aggregate principal payments subsequent to September 30, 2015:

(In thousands)	Future Principal Payments
2015	$—
2016	—
2017	11,246
2018	—
2019	—
Thereafter	—
$11,246
A mortgage loan in the amount of $1.5 million is subject to a prepayment fee of 2.0% if paid prior to November 1, 2016. The prepayment fee is accrued in liability for estimated costs in excess of estimated receipts during liquidation on the consolidated statement of net assets at September 30, 2015.
The Company's sources of recourse financing generally include financial covenants, including restrictions on corporate guarantees, the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) as well as the maintenance of minimum net worth. As of September 30, 2015, the Company was in compliance with the covenants under the loan agreements.
Note 6 — Note Payable
In March 2012, the Company entered into an unsecured $5.0 million note payable with an entity related to a principal stockholder. The note payable bears interest at a fixed rate of 8.0% per annum and was originally scheduled to mature on March 20, 2013. The note payable had two options for one-year extensions, which were both exercised. The note was subsequently amended to include two additional options for one-year extensions, one of which has been exercised. The note is now scheduled to mature on March 20, 2016. The note payable requires monthly interest payments with the principal balance due at maturity. The note payable may be repaid at any time, in whole or in part. The Company is also required to pay an exit fee equal to 1.0% of the original loan amount upon any payment of principal on the loan. The exit fee was accrued as interest expense over the initial one-year term of the note payable.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 7 — Fair Value of Financial Instruments
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015 or 2014.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, other receivables, due to related parties, accounts payable and distributions payable approximates their carrying value on the consolidated balance sheets due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below.

		Carrying Amount at	Fair Value at	Carrying Amount at	Fair Value at
(In thousands)	Level	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
Mortgage notes payable	3	$11,246	$11,363	$11,246	$11,364
Note payable	3	$5,000	$5,188	$5,000	$5,085
Derivative instruments (1)	2	$154	$141	$—	$—
_______________
(1) Upon conversion to the liquidation basis of accounting as of September 1, 2015, the Company's derivative instrument was adjusted to its termination value.
The fair value of the mortgage notes and note payable are estimated using a discounted cash flow analysis based on the Company's experience with similar types of borrowing arrangements.
Note 8 — Derivatives and Hedging Activities
Risk Management Objective of Using Derivatives
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not intend to utilize derivatives for speculative or other purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company and its related parties may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
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
Under the liquidation basis of accounting, at September 30, 2015, amounts payable or receivable for derivative instruments is accrued as the estimated liquidation value of derivative instruments in the consolidated statement of net assets.
Prior to the adoption of liquidation basis accounting, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges was recorded in accumulated other comprehensive income and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk (dollar amounts in thousands).

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest rate swap as of September 30, 2015	1	$9,716
Interest rate swap as of December 31, 2014	1	$9,716
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets:

(In thousands)		Balance Sheet Location
	Liquidation basis of accounting:
September 30, 2015	Interest rate swap	Derivative settlement liability	$154
	Derivatives designated as hedging instruments:
December 31, 2014	Interest rate swap	Derivatives, at fair value	$140
Derivatives in Cash Flow Hedging Relationships
The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges. There were no gains or losses from ineffective amounts excluded from effectiveness testing.

	One Month Ended September 30,	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
(In thousands)	2015	2015	2014	2015	2014
Amount of loss recognized in accumulated other comprehensive loss from interest rate derivatives (effective portion)	$—	$(13)	$22	$(76)	$(47)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—	$(22)	$(34)	$(87)	$(99)
Amount of loss recognized as change in derivative settlement liability	$(11)	$—	$—	$—	$—
The Company had no derivative assets. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative liabilities:

	Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015	$154	$—	$154	$—	$—	$154
December 31, 2014	$140	$—	$140	$—	$—	$140
Credit-Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $0.1 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.2 million at September 30, 2015.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Reclassifications out of Accumulated Other Comprehensive Income (“AOCI”)
The following table details reclassification adjustments out of AOCI and the corresponding effect on net income:

AOCI Component (in thousands)	Amount Reclassified from AOCI				Affected Line Items in the Consolidated Statements of Operations and Comprehensive Loss
	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2015	2014	2015	2014
Designated derivatives, fair value adjustment	$(22)	$(34)	$(87)	$(99)	Interest expense
Note 9 — Common Stock
The following table details the Company's shares of common stock outstanding and NAV per share:

	September 30, 2015			December 31, 2014
Class of common stock	Number		NAV per share (2)	Number		NAV per share
Retail	1,183,342		$10.10	1,173,028		$10.19
Institutional	1,358,054		$9.84	1,304,058		$9.94
Total	2,541,396	(1)		2,477,086	(1)
_____________________
(1) Excluding 16,200 shares at December 31, 2014 of unvested restricted shares of common stock issued to independent directors under the restricted share plan. There was no unvested restricted stock at September 30, 2015.
(2) Based on the liquidation basis of accounting. Because the timing of the disposal of the Company's assets and liabilities, levels of operating expenses during liquidation, and costs to liquidate the company are estimates, actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material.

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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Period from January 1, 2015 to September 30, 2015	21	80,036	10.10
Cumulative repurchases as of September 30, 2015	48	258,068	$9.96
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
Prior to the termination of our IPO, pursuant to the DRIP or the A&R DRIP, stockholders could elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP or the A&R DRIP. Participants purchasing shares pursuant to the DRIP or the A&R DRIP had the same rights and were treated in the same manner as if such shares were issued pursuant to the IPO. Shares issued under the DRIP and the A&R DRIP were recorded to equity in the accompanying consolidated balance sheet in the period distributions were declared. During the three months ended September 30, 2015 and 2014, 13,708 and 18,804 shares of common stock with a value of $0.1 million and $0.2 million, respectively, and a par value of $0.01, were issued under the DRIP and A&R DRIP. During the nine months ended September 30, 2015 and 2014, 54,316 and 51,376 shares of common stock with a value of $0.5 million and a par value of $0.01 were issued under the DRIP and A&R DRIP.
Note 10 — Commitments and Contingencies
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
Note 11 — Related Party Transactions and Arrangements
As of September 30, 2015 and December 31, 2014, the Sponsor and an entity under common control with the Sponsor owned, in the aggregate, 244,444 shares of retail common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. All offering costs incurred by the Company or its related parties on behalf of the Company are reflected in the accompanying consolidated balance sheet or consolidated statement of net assets.
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
September 30, 2015
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
The Advisor and its affiliates received compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its related parties on behalf of the Company were charged to additional paid-in capital on the accompanying balance sheet. The Company was responsible for offering and related costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap as of the end of the offering are the Advisor’s responsibility. As of September 30, 2015, offering and related costs exceeded 1.5% of gross proceeds received from the IPO by $6.5 million, which is reimbursable from the Advisor. As of September 30, 2015, cumulative offering costs were $7.8 million.
No selling commission or dealer manager fees from the Dealer Manager have been forgiven. The table below reflects the selling commissions, dealer manager fees and offering costs incurred from the Advisor and Dealer Manager for the three and nine months ended September 30, 2015 and 2014, as well as the related payables as of September 30, 2015 and December 31, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable (receivable) as of
(In thousands)	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Selling commissions and dealer manager fees	$—	$54	$23	$135	$—	$1
Other organization and offering costs (1)	—	242	(105)	472	(551)	(4,057)
Total offering costs	$—	$296	$(82)	$607	$(551)	$(4,056)
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
The Company pays the Advisor a monthly asset management fee equal to one twelfth of 1.0% of the monthly average of our daily NAV, payable on the first business day of each month for the respective month. Such fee will be payable, at the discretion of our board of directors, in cash, common stock or restricted stock grants or any combination thereof. This fee will be allocated between the retail shares and institutional shares based on the relative NAV of each class. The amount of any asset management fee will be reduced to the extent that funds from operations, as adjusted, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than distributions declared with respect to such six month period. Asset management fees, if accrued, were recorded in operating fees to related parties in the consolidated statement of operations. As of September 1, 2015, upon the adoption of liquidation basis of accounting, these fees would be recorded as asset management fees on the consolidated statement of changes in net assets.
For services in overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. Oversight fees, if accrued, are recorded in operating fees to related parties in the consolidated statement of operations. No such services have been provided by any person or entity that is not an affiliate of the Property Manager during the three and nine months ended September 30, 2015 and 2014. There have been no oversight fees incurred during the three and nine months ended September 30, 2015 and 2014.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table reflects related party fees incurred and forgiven.

	Three Months Ended September 30,				Nine Months Ended September 30,				Payable as of
(In thousands)	2015		2014		2015		2014		September 30, 2015	December 31, 2014
	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven	Incurred	Forgiven
One-time fees:
Acquisition fees and related cost reimbursements	$—	$—	$—	$—	$—	$—	$28	$—	$—	$—
Other expense reimbursements	133	—	—	—	364	—	—	—	17	—
Ongoing fees:
Asset management fees (1)	64	64	61	61	191	191	172	172	—	—
Transfer agent fees	69	—	70	—	209	—	211	—	23	97
Total related party operation fees and reimbursements	$266	$64	$131	$61	$764	$191	$411	$172	$40	$97
_____________________________

(1)
These cash fees have been waived. The Company’s board of directors may elect, subject to the Advisor’s approval, on a prospective basis, to pay asset management fees in the form of performance-based restricted shares.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2% of average invested assets or (b) 25% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. The Company incurred $0.1 million and $0.4 million from the Advisor for providing services during the three and nine months ended September 30, 2015, respectively, which were recorded in general and administrative expenses in the accompanying consolidated statements of operations. As of September 1, 2015, upon the adoption of liquidation basis of accounting, $0.6 million in estimates for these expenses were recorded as liability for costs in excess of estimated receipts during liquidation on the consolidated statement of changes in net assets. There were no reimbursements incurred from the Advisor for providing services during the three and nine months ended September 30, 2014.
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s total return to stockholders, payable annually in arrears, such that for any year in which the Company’s total return on stockholders’ capital exceeds 6% per annum, the Advisor will be entitled to 15% of the excess total return but not to exceed 10% of the aggregate total return for such year (which will take into account distributions and realized appreciation). This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6% per annum. There were no such fees incurred from the Advisor for providing services during the three and nine months ended September 30, 2015 or 2014.
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
The Advisor elected to absorb $0.2 million of general and administrative expenses during the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, the Advisor elected to absorb $0.4 million and $0.5 million of general and administrative expenses, respectively. These costs were presented net in the accompanying consolidated statements of operations and comprehensive loss.
The Advisor may, at its discretion, forgive fees or may charge the full fee owed to it in accordance with the Company’s agreements with the Advisor.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
 The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unrelated third parties exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. During the three and nine months ended September 30, 2015, fees of approximately $0.1 million were paid for broker commissions, which were recorded in the accompanying consolidated statements of operations and comprehensive loss and as of September 30, 2015, under the liquidation basis of accounting, $0.4 million in estimates for these fees were recorded in the consolidated statement of changes in net assets. There were no fees paid for broker commissions during the three and nine months ended September 30, 2014.
If the Company is not simultaneously listed on an exchange, the OP will distribute to the Special Limited Partner a subordinated participation in the net sales proceeds of the sale of real estate assets of 15% of remaining net sale proceeds after return of capital contributions to investors, plus payment to investors of an annual 6% cumulative, pre-tax non-compounded return on the capital contributed by investors.  The Company cannot assure that it will provide this 6% return but the Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a 6% cumulative non-compounded return on their capital contributions. There were no such amounts incurred during the three and nine months ended September 30, 2015 or 2014.
If the Company is listed on an exchange, the OP will distribute to the Special Limited Partner a subordinated incentive listing distribution of 15% of the amount by which the market value of the Company’s issued and outstanding common stock, as adjusted, plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6% cumulative, pre-tax non-compounded annual return to investors, which amount would be evidenced by a non-interest bearing promissory note. The Company cannot assure that it will provide this 6% return but the Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a 6% cumulative, pre-tax non-compounded return on their capital contributions. There were no such fees incurred during the three and nine months ended September 30, 2015 or 2014.
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
Receivable from Advisor
The table below reflects activity related to amounts that are receivable from the Advisor:

(In thousands)
Cumulative offering costs	$7,832
less: Cumulative commissions, dealer manager fees and platform fees	(901)
Cumulative offering costs, excluding commissions, dealer manager fees and platform fees	6,931
1.5% cap for Company responsibility of offering costs	(390)
Advisor’s responsibility for offering costs	6,541
less: Payable to Advisor for offering costs	(3,568)
Offering cost receivable	2,973
Expense reimbursement receivable	1,982
less: Collected as of September 30, 2015	(4,000)
Net receivable from Advisor as of September 30, 2015	$955

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 12 — Economic Dependency
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
Note 13 — Share-Based Compensation
Stock Option Plan
The Company had a stock option plan (the “Stock Option Plan”) which authorized the grant of nonqualified stock options to the Company’s independent directors, officers, advisors, consultants and other personnel, subject to the absolute discretion of the board of directors and the applicable limitations of the Stock Option Plan. A total of 0.5 million shares had been authorized and reserved for issuance under the Stock Option Plan. On July 30, 2015, in connection with the Plan, the board of directors of the Company approved the termination of the Stock Option Plan. As of September 30, 2015 and December 31, 2014, no stock options were issued under the Stock Option Plan.
Restricted Share Plan
The Company had an RSP, which provided for the automatic grant of 3,000 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, after initial election to the board of directors and after each annual stockholder’s meeting with such shares vesting annually beginning with one year anniversary of initial election to the board of directors and the date of the next annual meeting, respectively. Restricted stock issued to independent directors would vest over a five-year period in increments of 20% per annum. The RSP provided the Company with the ability to grant awards of restricted shares to the Company’s directors and officers, employees of the Advisor and its affiliates, employees of entities that provided services to the Company, directors of the Advisor or of entities that provided services to the Company, certain consultants to the Company and the Advisor and its affiliates or to entities that provided services to the Company. On July 30, 2015, in connection with the Plan, the board of directors of the Company approved the termination of the RSP. Upon termination, the 12,600 unvested restricted shares became fully vested and all remaining compensation expense was recognized.
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

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following tables display restricted share award activity during the nine months ended September 30, 2015:

Restricted Share Awards	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2014	24,000	$9.78
Granted	6,000	10.21
Forfeited	—	—
September 30, 2015	30,000	$9.87

Unvested Restricted Shares	Number of Restricted Common Shares	Weighted-Average Issue Price
December 31, 2014	16,200	$9.81
Granted	6,000	10.21
Vested	(22,200)	9.96
Forfeited	—	—
September 30, 2015	—	$—
The fair value of the shares, which was based on the NAV of the Company’s common stock on the grant date, was expensed on a straight-line basis over the service period of five years until the termination of the RSP in July 2015 when all remaining compensation expense was recognized and the remaining shares became fully vested. Adjusted for the timing of board members’ resignations, admissions and the termination of the RSP, compensation expense related to restricted stock was approximately $180,000 and $11,000 for the two months ended August 31, 2015 and three months ended September 30, 2014, respectively. For the eight months ended August 31, 2015 and the nine months ended September 30, 2014, compensation expense related to restricted stock was $201,000 and $29,000, respectively. All expenses related to restricted stock were fully recognized as of August 31, 2015.
As of September 30, 2015, the Company had no unrecognized compensation expense related to restricted stock.
Note 14 — Net Loss Per Share
 The following is a summary of the basic and diluted net loss per share computation prior to the adoption of the Plan:

	Two Months Ended August 31,	Three Months Ended September 30,	Eight Months Ended August 31,	Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss (in thousands)	$(368)	$(89)	$(935)	$(351)
Basic and diluted weighted average shares of common stock outstanding	2,528,834	2,413,801	2,525,494	2,284,057
Basic and diluted net loss per share	$(0.15)	$(0.04)	$(0.37)	$(0.15)

As of September 30, 2015 and 2014, the Company had no shares and 22,800 shares, respectively, of unvested restricted stock outstanding, and 222 OP units, which were excluded from the calculation of diluted loss per share attributable to stockholders as the effect would have been antidilutive.

AMERICAN REALTY CAPITAL DAILY NET ASSET VALUE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 15 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transaction:
Sale of Properties
In October 2015, the Company entered into a purchase and sale agreement (“PSA”) for its FedEx property in Chili, NY. The sale price per the PSA is approximately $23.7 million. The carrying value for the property approximates the PSA value. The sale of the property is contingent upon the completion of full due diligence procedures by the buyer and other conditions. The property sale is projected to close during the fourth quarter of 2015, however, there can be no assurance that the property sale will be completed under the terms of the PSA or at all.
Administrative Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, Realty Capital Securities, LLC (“RCS”), an entity under common control with the Sponsor. Neither the Company nor the Advisor is a named party in the administrative complaint. RCS served as the dealer manager of the Company’s IPO and, together with its affiliates, has continued to provide certain services to the Company and the Company’s Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by RCS to another program sponsored by the Sponsor. RCS has previously solicited proxies on behalf of the Company, although the Company’s Advisor has determined at this time that RCS will no longer provide such services to the Company. The administrative complaint alleges that employees of RCS fabricated numerous shareholder proxy votes across multiple entities sponsored by the Company’s Sponsor but does not specifically refer to any actions taken in connection with any of the Company’s proxy solicitations.

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

•	We only owned 11 properties as of September 30, 2015, which exposes us to risks due to a lack of tenant and geographic diversity.

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

•
We may be unable to execute our Plan of Liquidation (the “Plan”) on a timely basis, costs of executing the Plan may be in excess of those currently anticipated or we may not get favorable terms for our assets sales. Any of these items could adversely affect amounts available for distribution to stockholders.

Overview
We were incorporated on September 10, 2010 as a Maryland corporation and we have elected and qualified to be taxed as a REIT for our taxable year ended December 31, 2013. On August 15, 2011, we commenced our initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, par value $0.01 per share, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that were managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may have elected to have their distributions reinvested in additional shares of common stock. The per share purchase price for common stock varied daily and was based on net asset value per share. On August 11, 2014, the board of directors approved, and on August 14, 2014, we filed, a follow-on registration statement for the offering of our common stock, which, as permitted by Rule 415 of the Securities Act, provided for an automatic extension of the IPO until the earlier of February 11, 2015 or the date that the SEC declared the follow-on offering effective. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, we filed a registration statement on Form S-3D (File No. 333-203731) with the SEC under the Securities Act that covered up to 84,000 shares of our common stock pursuant to an amended and restated dividend reinvestment plan. On May 6, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares under the Registration Statement.
On July 30, 2015, our board of directors approved the Plan to sell all or substantially all of the assets owned by us and our OP and to liquidate and dissolve the Company and the OP. On September 1, 2015, at a special meeting of the stockholders, the stockholders approved the sale of all or substantially all of the our assets, our liquidation, and our dissolution, pursuant to the Plan. We currently expect to complete the liquidation of our portfolio by the end of the second quarter of 2016.
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
On January 5, 2012, we received and accepted subscriptions in excess of the minimum offering amount of $2.0 million in shares, broke escrow and issued shares of common stock to our initial investors who were admitted as stockholders. As of September 30, 2015, we had 2.5 million shares of common stock outstanding, including unvested restricted shares and shares issued under the DRIP, and had received total gross proceeds, net of repurchases, from the IPO, including shares issued under the DRIP of $25.4 million.
We were formed primarily to acquire freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants for investment purposes. We may also originate or acquire first mortgage loans secured by real estate. We purchased our first investment properties and commenced active investment operations in January 2012. As of September 30, 2015, we owned 11 investment properties comprising 0.2 million rentable square feet, which were 100% leased. As of September 30, 2015, rental revenues derived from investment grade tenants, as rated by a major rating agency, represented 100% of rental income.
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
Liquidation Basis Accounting
As a result of the approval of the Plan by the shareholders, we have adopted the liquidation basis of accounting as of September 1, 2015 and for the periods subsequent to September 1, 2015 in accordance with GAAP. Accordingly, on September 1, 2015 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we expect to collect on disposal of assets and we expect to spend for settlement of our liabilities as we carry out our plan of liquidation.
The liquidation value of our operating properties and loan assets are presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts. Estimated costs to dispose of assets and liabilities have been presented separately from the related assets or liabilities in liability for estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets.
We accrue costs and income that we expect to incur and earn through the end of liquidation to the extent we have a reasonable basis for estimation. These amounts are classified as a liabilities for costs in excess of receipts during liquidation on the consolidated statement of net assets. The timing of the disposal of our assets and liabilities, levels of operating expenses during liquidation, and costs to liquidate the company are estimates. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 3 — Plan of Liquidation to our consolidated financial statements for further discussion. Actual costs incurred but unpaid as of September 30, 2015 are included in accounts payable and accrued expenses on the consolidated statement of net assets.
Offering and Related Costs
Offering and related costs included all expenses incurred in connection with our IPO. Offering costs (other than selling commissions and the dealer manager fees) included costs that may have been paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs included but are not limited to: (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may have paid to reimburse itemized and detailed due diligence expenses of broker-dealers; and, (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities.
Revenue Recognition
Prior to our adoption of the liquidation basis of accounting, our revenues, which are derived primarily from rental income, included rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting required us to record a receivable, and include in revenues, unbilled rent receivables that we will only receive if the tenant made all rent payments required through the expiration of the initial term of the lease. We deferred the revenue related to lease payments received from tenants in advance of their due dates.
We continually review receivables related to rent and unbilled rent receivables that were recorded prior to our adoption of the liquidation basis of accounting and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations or consolidated statement of changes in net assets.
Real Estate Investments
Prior to our adoption of the liquidation basis of accounting, investments in real estate were recorded at cost. Improvements and replacements were capitalized when they extended the useful life of the asset. Costs of repairs and maintenance were expensed as incurred.
We evaluated the inputs, processes and outputs of each asset acquired to determine if the transaction was a business combination or asset acquisition. If an acquisition qualified as a business combination, the related transaction costs were recorded as an expense in the consolidated statement of operations. If an acquisition qualified as an asset acquisition, the related transaction costs were generally capitalized and subsequently amortized over the useful life of the acquired assets.

In business combinations, we allocated the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may have included land, land improvements, buildings, fixtures and tenant improvements. Intangible assets may have included the value of in-place leases and above- and below- market leases. In addition, any assumed mortgages receivable or payable and any assumed or issued noncontrolling interests were recorded at their estimated fair values.
The fair value of the tangible assets of an acquired property with an in-place operating lease was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases were determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above- or below-market leases were recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of the fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease, including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, amounts were recorded to debt premiums or discounts based on the present value of the estimated cash flows, which were calculated to account for either above or below-market interest rates.
In allocating non-controlling interests, amounts were recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we utilized a number of sources, including real estate valuations, prepared by independent valuation firms. We also considered information and other factors including market conditions, the industry that the tenant operates in, characteristics of the real estate, i.e. location, size, demographics, value and comparative rental rates, tenant credit profile, store profitability and the importance of the location of the real estate to the operations of the tenant’s business.
Depreciation and Amortization
Prior to our adoption of the liquidation basis of accounting, we were required to make subjective assessments as to the useful lives of the components of our real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments had a direct impact on our net income because if we were to shorten the expected useful lives of our real estate investments, we would have depreciated these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation was computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values were amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values were amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
Capitalized above-market ground lease values were amortized as a reduction of property operating expense over the remaining terms of the respective leases. Capitalized below-market ground lease values were amortized as an increase to property operating expense over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, was amortized to expense over the remaining periods of the respective leases.
The assumed mortgage premiums or discounts were amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
Prior to our adoption of the liquidation basis of accounting, when circumstances indicated the carrying value of a property may not be recoverable, we reviewed the asset for impairment. This review was based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates considered factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment existed due to the inability to recover the carrying value of a property, an impairment loss was recorded to the extent that the carrying value exceeded the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss was the adjustment to fair value less estimated cost to dispose of the asset. These assessments would have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.

Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
Prior to our adoption of the liquidation basis of accounting, we recorded all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depended on the intended use of the derivative, whether we had elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, were considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, were considered cash flow hedges. Derivatives may also have been designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provided for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  We may enter into derivative contracts that are intended to economically hedge certain risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements.
Properties
Our portfolio of real estate investment properties is comprised of the following 11 investment properties, which were all 100% leased as of September 30, 2015 (dollar amounts in thousands):

Portfolio Property	Acquisition Date	Number of Properties	Square Feet	Remaining Lease Term (1)
Family Dollar	Jan. 2012	2	16,000	6.25
Dollar General	Jan. 2012	1	9,013	11.2
Family Dollar II	Jan. 2012	1	8,320	5.8
FedEx	Mar. 2012	1	111,865	11.3
Circle K	May 2012	1	3,050	8.6
Dollar General II	Oct. 2012	1	9,002	12.0
Dollar General III (2)	Dec. 2012	1	9,014	12.2
Dollar General IV (2)	Mar. 2013	1	9,026	12.6
Advance Auto	Sep. 2013	1	7,000	8.3
Goodyear Tire	Jun. 2014	1	6,948	8.8
		11	189,238	10.5
_____________________

(1)	Remaining lease term in years as of September 30, 2015, calculated on a weighted-average basis.

(2)	These properties were sold subsequent to September 30, 2015.
Dispositions
In accordance with the Plan, we intend to sell our real estate assets. As of September 30, 2015, the following properties were sold:
On August 17, 2015, we sold a property in Sturgeon Bay, WI leased to Davita Dialysis for $0.8 million to an unrelated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property.
On September 3, 2015, we sold a property in Slidell, LA leased to O'Reilly Auto for $1.1 million to an unrelated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property prior to the net realizable value adjustment made on September 1, 2015. The adjusted value approximated the selling price.
On September 4, 2015, we sold a property in Evanston, WY leased to FedEx for $2.3 million to an unrelated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property prior to the net realizable value adjustment made on September 1, 2015. The adjusted value approximated the selling price.

The following dispositions were completed subsequent to September 30, 2015:
On October 2, 2015, we sold a property in Converse, TX leased to Dollar General for $1.3 million to an unrelated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property prior to the net realizable value adjustment made on September 1, 2015. The adjusted value approximated the selling price.
On October 9, 2015, we sold a property in Temple, TX leased to Dollar General for $1.2 million to an unreated third party. After expenses, the sale resulted in a gain of $0.2 million to the book value of the property prior to the net realizable value adjustment made on September 1, 2015. The adjusted value approximated the selling price.
In addition, we have executed a Purchase and Sale Agreement (“PSA”) on a property in Chili, NY leased to FedEx for a purchase price of approximately $23.7 million. The sale of the property is contingent upon the completion of full due diligence procedures by the buyer and other conditions. The property sale is projected to close during the fourth quarter of 2015, however, there can be no assurance that the property sale will be completed under the terms of the PSA or at all.
Results of Operations
In light of the adoption of the liquidation basis of accounting as of September 1, 2015, the results of operations in the current period are not comparable to prior periods accounted for under the going concern basis of accounting. As of September 30, 2015, we have sold three properties for total proceeds of $4.2 million, with an additional $2.5 million sold subsequent to September 30, 2015. Our remaining properties continue to perform consistently with prior reporting periods. We have had no significant changes in rental rates and all of the remaining properties continue to be 100% leased.
In addition, as we are executing a plan to liquidate our assets and settle our liabilities in order to distribute the remaining balances to stockholders, we are no longer presenting funds from operations or modified funds from operations as we no longer consider these to be a key performance measure.
Liquidity and Capital Resources
Our principal demands for funds will be for the payment of operating expenses, the payment of principal and interest on our outstanding indebtedness and liquidation distributions to our stockholders. Expenditures are expected to be met from cash flows from operations. Other potential future sources of capital include proceeds from the sale of real estate properties, potential financing arrangements and undistributed funds from operations.
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
The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Period from January 1, 2015 to September 30, 2015	21	80,036	10.10
Cumulative repurchases of September 30, 2015	48	258,068	$9.96
As of September 30, 2015, we had cash of approximately $6.9 million.
Distributions
As we execute the Plan, we will make liquidating distributions in one or more payments. We expect to make a final distribution after we sell all of our real estate assets, collect our receivables and settle all of our known liabilities. We currently expect to complete the liquidation of our portfolio by the end of the second quarter of 2016.
On July 30, 2015, in connection with the Plan, our board of directors suspended the monthly distributions effective as of July 31, 2015. The final payment of distributions occurred on August 3, 2015 with respect to distributions payable for July. Prior to that time, commencing on September 15, 2011, our board of directors authorized, and we began declaring, a distribution, which was calculated based on stockholders of record each day during the applicable period at a rate of $0.0017260274 per share of common stock per day equivalent to $0.63 per annum based on a 365 day year. Our distributions were payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

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
The following table shows the sources for the payment of distributions to common stockholders, including distributions on unvested restricted stock, for the period presented:

	Three Months Ended				Two Months Ended		Eight Months Ended
	March 31, 2015		June 30, 2015		August 31, 2015		August 31, 2015
(Dollar amounts in thousands)	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions	Dividends	Percentage of Distributions
Distributions:
Total distributions to common stockholders	$391		$404		$267		$1,062

Source of distribution coverage:
Cash flows provided by operations	$391	100.0%	$—	—%	$—	—%	$391	36.8%
Repayment of receivable from related party	—	—%	404	100.0%	267	100.0%	671	63.2%
Total sources of distribution coverage	$391	100.0%	$404	100.0%	$267	100.0%	$1,062	100.0%

Cash flows provided by (used in) operations (GAAP basis)	$712		$(1,261)		$(9)		$(558)

Net loss (in accordance with GAAP)	$(68)		$(499)		$(368)		$(935)
_____________________
(1) Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
Loan Obligations
The payment terms of our loan obligations require principal and interest amounts payable monthly with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with specific covenants, including the maintenance of certain financial ratios. As of September 30, 2015, we were in compliance with the debt covenants under our loan agreements.
In conjunction with the Plan, we are in the process of liquidating our real estate assets. Outstanding debt will be repaid with the proceeds from the sale of our real estate assets.
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2015:

		October 1, 2015 - December 31, 2015
(In thousands)	Total		2016-2017	2018-2019	Thereafter
Principal payments due on mortgage notes payable	$11,246	$—	$11,246	$—	$—
Interest payments due on mortgage notes payable	712	116	596	—	—
Principal payments due on notes payable	5,000	—	5,000	—	—
Interest payments due on notes payable	252	102	150	—	—
	$17,210	$218	$16,992	$—	$—

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
Related-Party Transactions and Agreements
We have entered into agreements with entities under common control with our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock in our IPO, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 11 —  Related Party Transactions and Arrangements to our consolidated financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
As of September 30, 2015, our debt included fixed-rate secured mortgage financings and secured mortgage financing with rates fixed through the use of derivative instruments and a note payable, with a carrying value of $16.2 million and a fair value of $16.6 million. Changes in market interest rates on our fixed-rate debt impact the fair value of the notes, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt balance remains constant, we expect the fair value of our obligation to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2015 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $53,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $27,000.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assuming no other changes in our capital structure. As the information presented above includes only those exposures that existed as of September 30, 2015, it does not consider exposures or positions arising after that date. The information represented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Internal Control Over Financial Reporting
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously discussed in the Annual Report on Form 10-K for the year ended December 31, 2014 except as amended and supplemented from time to time, including by the risk factors set forth on pages 9 to 13 in the Company’s Proxy Statement for the Special Meeting of Stockholders filed on August 5, 2015 (File No. 333-169821), which are incorporated herein by reference, except as set forth below:
There can be no assurance that our Plan will result in greater returns to stockholders than would have been achieved through other alternatives.
There are a number of risks associated with our Plan, any of which could adversely affect the returns we are able to provide to our stockholders. Among others, these risks include:

•
there can be no assurance that we will be successful in disposing our assets for values equal to or exceeding the low range of our estimated net asset value or that the dispositions would occur in the time frame expected;

•	unforeseen expenses may be incurred in connection with the sale of our assets and the continued operation of the company as the Plan is carried out;

•
the inability to take advantage of future changes in market conditions which could provide for presently unforeseen opportunistic investments that satisfy our investment strategy and minimum return parameters;

•	depending on their tax basis in their shares, stockholders may recognize taxable gain in connection with the completion of the Plan;

•
we may determine to transfer unsold assets to a liquidating trust, which may cause our stockholders to recognize taxable gain at the time of such transfer and may have adverse tax consequences on tax-exempt and foreign stockholders;

•	stockholders will no longer participate in any future earnings or growth of our assets or benefit from any increases in their value once our assets are sold; and

•
as opposed to a business combination with a relatively short time frame during which a third party would acquire the company, the liquidation process will involve a longer distribution process and will require us to incur potentially larger administrative and other costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the nine months ended September 30, 2015.
On August 15, 2011, we commenced our initial public offering (“IPO”) on a “reasonable best efforts” basis of up to a maximum of 156.6 million shares of common stock, consisting of up to 101.0 million retail shares to be sold to the public through broker dealers and up to 55.6 million institutional shares to be sold through registered investment advisors and broker dealers that are managing wrap or fees-based accounts, pursuant to a registration statement on Form S-11 (File No. 333-169821) (the “Registration Statement”). The Registration Statement also covered up to 25.0 million shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”), under which common stock holders would elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2015, we had sold 2,541,396 shares of our common stock, including unvested restricted shares and shares issued pursuant to the DRIP, and received total gross proceeds, net of repurchases, from the IPO of $25.4 million, including shares issued under the DRIP. On January 29, 2015, the board of directors made the determination to allow the IPO to terminate in accordance with its terms. Accordingly, the IPO terminated on February 11, 2015 and we will not seek to raise any additional capital through a follow-on offering. On April 29, 2015, we filed a registration statement on Form S-3D that covered up to 84,000 shares of our common stock pursuant to an amended and restated dividend reinvestment plan. On May 6, 2015, we filed a post-effective amendment to the Registration Statement to deregister the unsold shares under the Registration Statement.
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
The following table reflects the offering costs associated with the issuance of common stock:

Nine Months Ended
(Amounts in thousands)	September 30, 2015
Selling commissions and dealer manager fees	$23
Other organization and offering costs	(105)
Total offering costs	$(82)
Our dealer manager, Realty Capital Securities, LLC (the “Dealer Manager”), reallowed the selling commissions and a portion of the dealer manager fees to participating broker-dealers. The following table details the selling commissions incurred and reallowed related to the sale of common shares:

Nine Months Ended
(Amounts in thousands)	September 30, 2015
Total commissions incurred from the Dealer Manager	$23
Less:
Commissions to participating brokers	(9)
Reallowance to participating broker dealers	(2)
Net to the Dealer Manager	$12
We were responsible for offering and related costs from the ongoing offering, excluding commissions, dealer manager fees and platform fees, up to a maximum of 1.5% of gross proceeds received from its ongoing offering of common stock, measured at the end of the offering. Offering costs in excess of the 1.5% cap, excluding commissions, dealer manager fees and platform fees, as of the end of the offering are our advisor's, American Realty Capital Advisors II, LLC (the “Advisor”), responsibility. As of September 30, 2015, offering and related costs exceeded the cap by $6.5 million. As of September 30, 2015, the Company has recorded a receivable of $1.0 million from the Advisor for all previously paid cumulative offering costs above the cap and reimbursements of expenses.
We have used substantially all of the net proceeds from our IPO to acquire a diversified portfolio of income producing real estate properties, focusing primarily on acquiring freestanding, single-tenant bank branches, convenience stores, office, industrial and retail properties net leased to investment grade and other creditworthy tenants. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2015, we have used $18.6 million of net proceeds from our IPO and $16.2 million of debt financing to purchase 14 properties with an aggregate purchase price of $34.8 million (three of which had subsequently been sold by September 30, 2015) and paid acquisition fees and expenses of $0.9 million, including $0.6 million to our Advisor and its affiliates, and financing coordination fees of $0.4 million, none of which was paid to our Advisor and its affiliates. As of September 30, 2015, we had paid disposition fees of approximately $0.1 million to our Advisor pertaining to the sale of three properties.
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
The following table summarizes the number of shares repurchased under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares	Average Price per Share
Cumulative repurchases as of December 31, 2014	27	178,032	$9.90
Period from January 1, 2015 to September 30, 2015	21	80,036	10.10
Cumulative repurchases as of September 30, 2015	48	258,068	$9.96

Table of Contents

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Status of Liquidation
As of November 12, 2015, the Company has sold five properties for gross proceeds of approximately $6.7 million and has entered into a purchase and sale agreement in connection with one property for a contract purchase price of approximately $23.7 million. The Company currently expects to complete the liquidation of its portfolio by the end of the second quarter of 2016. Promptly following the completion of the liquidation, the Company will make a liquidating distribution to shareholders.
Purchase and Sale Agreement
On October 19, 2015, the board of directors of the Company approved the sale of one build-to-suit FedEx Freight distribution facility for a contract purchase price of approximately $23.7 million, exclusive of closing costs.
On October 20, 2015, the Company, through the Sponsor, entered into a purchase and sale agreement (“PSA”) to sell a fee simple interest in one build-to-suit FedEx Freight distribution facility located in Chili, New York. The purchaser of the property is Allegra Tribeca, Inc. The purchaser has no material relationship with the Company and the sale is not an affiliated transaction. Pursuant to the terms of the PSA, the purchasers obligation to close upon the acquisition is subject to the satisfactory completion of a due diligence review of the property, which period expires on November 20, 2015, among other conditions. The PSA contains customary representations and warranties by the Company as seller. Although the Company believes that the sale of the property is probable, there can be no assurance that the sale will be consummated.
The property contains 111,865 rentable square feet and is 100% leased to FedEx Freight, Inc., which is a wholly-owned subsidiary of FedEx Corp. (NYSE: FDX). The lease is guaranteed by FedEx Corp., which has an investment grade credit rating as determined by major credit rating agencies. The original lease term is 15 years with 11.2 years currently remaining on the lease. The lease contains fixed rental escalations of 2.5% every five years. The current expiration date of the lease is January 27, 2027, with two renewal options of five years each. The contract purchase price of approximately $23.7 million is based on a capitalization rate of 6.25% and an annual base rent of $1,480,509.60 per annum. If the annual base rent on the closing date is not the same, the purchase price will be adjusted accordingly.
Administrative Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against Realty Capital Securities, LLC (the “RCS”), an entity under common control with the Company's Sponsor. Neither the Company nor the Advisor is a named party in the administrative complaint. RCS served as the dealer manager of the Company’s initial public offering and, together with its affiliates, has continued to provide certain services to the Company and the Company’s Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by RCS to another program sponsored by the Company’s Sponsor. RCS has previously solicited proxies on behalf of the Company, although the Company’s Avisor has determined at this time that RCS will no longer provide such services to the Company.  The administrative complaint alleges that employees of RCS fabricated numerous shareholder proxy votes across multiple entities sponsored by the Company’s Sponsor but does not specifically refer to any actions taken in connection with any of the Company’s proxy solicitations.
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
Nicholas Radesca
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: November 16, 2015

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1 *	Agreement for Purchase and Sale of Real Property, dated as of October 20, 2015, between ARC FECHLNY001, LLC and Allegra Tribeca, Inc.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital Daily Net Asset Value Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

________________
*    Filed herewith.